Form 10-Q
period 2008-06-30
Evetsco, Inc.
filed 2008-08-14
CIK 1437172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-53271

EVETSCO, INC.	Delaware	84-1466135
(Exact name of registrant as	(State or other jurisdiction of	(IRS Employer
specified in its charter)	incorporation or organization)	Identification No.)

374 East 400 South, Suite 3, Springville, Utah	84663
(Address of principal executive offices)	(Zip Code)

(801) 358-5094

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  11,500,000 shares of $0.001 par value common stock on August 11, 2008

EVETSO, INC.

FORM 10-Q

JUNE 30, 2008

INDEX

Part I - Financial Information

Item 1 - Financial Statements

Index to Unaudited Financial Statements	Page

Balance Sheets – June 30, 2008 (unaudited) and December 31, 2007	3

Unaudited Statements of Operations – Three and Six Months ended June 30, 2008 and 2007 and from the Date of Commencement of Development Stage Activities (October 10, 2006)
through June 30, 2008	4

Unaudited Statements of Cash Flows – Six months ended June 30, 2008 and 2007, and from the Date of Commencement of Development Stage Activities (October 10, 2006)
through June 30, 2008	5

Notes to Unaudited Financial Statements	6-8

Evetsco, Inc.
(a development stage company)
Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets:
Current Assets:
Cash in bank	$6,577	$2,595
Prepaid expenses	2,325	2,325
Total Current Assets	$8,902	$4,920

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$2,591	$1,500
Convertible notes and accrued interest	-	5,357
Total Current Liabilities	2,591	6,857

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 11,500,000 shares and 11,000,000 shares
Issued and outstanding at June 30, 2008 and December 31,
2007, respectively	11,500	11,000
Paid in capital	5,321	341
Stock subscription receivable	-	(10,983)
Retained deficit	(331)	(331)
Deficit accumulated during the development stage	(10,179)	(1,964)
Total Stockholders' Deficit	6,311	(1,937)
Total Liabilities and Stockholders' Deficit	$8,902	$4,920

The accompanying notes are an integral part of these financial statements.

Evetsco, Inc.
(a development stage company)
Unaudited Statements of Operations

					From the Date of
					Commencement
					of Development
					Stage Activities
	For the Three Months Ended		For the Six Months Ended		(October 10, 2006)
	June 30,		June 30,		through
	2008	2007	2008	2007	June 30, 2008

Revenue	$-	$-	$-	$-	$-

General and
administrative
expenses	7,553	36	8,373	240	10,963
Operating Loss	(7,553)	(36)	(8,373)	(240)	(10,963)

Other Income
(Expense):
Interest income	81	200	281	400	1,264
Interest expense	(23)	(57)	(123)	(157)	(480)
Total Other Income
and (Expense)	58	143	158	243	784

Net Income (Loss)	$(7,495)	$107	$(8,215)	$3	$(10,179)

Net income (loss)
per share of
common stock	$(0.00)	$0.00	$(0.00)	$0.00

Net income (loss)
per fully diluted
share of common
stock	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average
number of
common
shares outstanding	11,500,000	11,000,000	11,192,308	11,000,000

Weighted average
number of fully
diluted common
shares outstanding	11,500,000	11,500,000	11,192,303	11,000,000

The accompanying notes are an integral part of these financial statements.

Evetsco, Inc.
(a development stage company)
Unaudited Statements of Cash Flows

			From the Date of
			Commencement
			of Development
			Stage Activities
	For the Six Months Ended		(October 10, 2006)
	June 30,		through
	2008	2007	June 30, 2008

Operating Activities:
Net income (loss)	$(8,215)	$3	$(10,179)
Changes in operating assets and liabilities:
Stock subscription interest receivable	(281)	(400)	(1,264)
Interest expense capitalized upon conversion of
note payable	123	-	480
Prepaid expenses	-	(2,325)	(2,325)
Accounts payable	1,090	-	2,590
Interest payable	-	157	-
Net Cash Used for Operating Activities	(7,283)	(2,565)	(10,698)

Investing Activities:
Contributed capital	-	10	10
Stock subscription received	11,265	-	12,265
Net Cash Provided by Investment Activities	11,265	10	12,275

Financing Activities:
Proceeds from convertible note	-	5,000	5,000
Net Cash Provided by Financing Activities	-	5,000	5,000

Net Increase (Decrease) in Cash	3,982	2,445	6,577
Net Cash at Beginning of Period	2,595	400	-
Net Cash at End of Period	$6,577	$2,845	$6,577

The accompanying notes are an integral part of these financial statements.

Evetsco. Inc.

 (a development stage company)

Notes to Unaudited Financial Statements

June 30, 2008

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Evetsco, Inc., formerly Oahu Enterprises, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10 report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

At October 10, 2006, 10,000,000 shares of common stock were issued for an $11,000 stock subscription note receivable bearing simple interest at 8% per annum. During October 2006, $1,000 of this note was received and during April and May 2008, the balance of $11,265, which included accrued interest, was received. This transaction resulted in a change of control of the Company and a new single individual was appointed to serve as the sole officer and director of the Company. In addition, the Company commenced its current business objective of becoming a public shell corporation seeking an operating business. Consequently, for accounting purposes, the Company considered October 10, 2006 as the commencement of its current development stage activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

Note 2: Summary of Significant Accounting Policies

Organization – Originally organized as Oahu Enterprises, Inc., on November 27, 1996 under the laws of the State of Colorado, Evetsco, Inc., a Delaware corporation was organized in January 2008 for the purpose of changing the corporate domicile from Colorado to Delaware, which occurred during April 2008, through a merger. The change of corporate domicile occurred pursuant to an Agreement and Plan of Merger (“Agreement”) dated February 8, 2008, resulting in the Company becoming a Delaware corporation. The Agreement called for a change in the par value of both the preferred stock and common stock from no par value to $0.001 par value and the number of shares authorized for issuance was increased to 200,000,000 common shares and 10,000,000 preferred shares. The accompanying financial statements have been restated to reflect this change for all periods presented. Dollar amounts used and shares issued to effect this change were cancelled upon completion of the transaction described in the Agreement with no effect on the capitalization of the Company.

Business Condition – The Company’s unaudited financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since inception, the Company has not generated any revenue and has earned interest only incidental to a stock subscription note receivable. It appears unlikely that the Company’s current financial position is sufficient to fund its planned business activities for an extended period of time. The Company is dependent on its sole officer and director serving without compensation and will rely on him to provide sufficient capital, or obtain such capital from other sources, as may be required in the near future. The Company assumes that these arrangements will continue, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Evetsco. Inc.

 (a development stage company)

Notes to Unaudited Financial Statements

June 30, 2008

Note 2: Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents – The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Prepaid Expenses – The Company’s prepaid expenses consist of an amount advanced to an attorney as a retainer for legal fees. To the extent that actual legal fees are not incurred, the Company will be reimbursed the amounts advanced. At the time legal fees are incurred, the Company will expense an amount equal to the actual fees charged.

Use of Estimates – These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of expenses. Actual results could differ from those estimates or assumptions.

Net Income (Loss) and Fully Diluted Income (Loss) per Share of Common Stock – The income (loss) per share of common stock is computed by dividing the net income (loss) during the periods presented by the weighted average number of shares outstanding during those same periods. The fully diluted income (loss) per share of common stock is computed by dividing the net income (loss) during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during those periods as a result of the conversion of $5,000 of convertible notes payable into 500,000 shares of common stock. During April 2008, the holders of the convertible notes exchanged their notes for 500,000 shares of common stock.

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forward. The Company had available at June 30, 2008, an operating loss carry forward of approximately $10,000, which may be applied against future taxable income and which expires in various years through 2028.

The Company has no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes. The amount of and the ultimate realization of the benefits from the operating loss carry forward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forward, the Company has established a valuation allowance equal to the tax effect of the loss carry forward and, therefore, no deferred tax asset has been recognized for the loss carry forward. The net deferred tax asset is approximately $1,527 as of June 30, 2008 and $786 as of December 31, 2007, with an offsetting valuation allowance of the same amount.

Note 3: Capital Stock

The Company’s current business objective is to become a public shell corporation and seek to acquire an operating business. If successful, such business activity will likely result in the issuance of shares of the Company’s common and/or preferred stock, which the Company’s sole director may authorize for issuance without the approval of the Company’s stockholders. The Company’s shares of preferred stock may be issued in series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Evetsco. Inc.

(a development stage company)

Notes to Unaudited Financial Statements

June 30, 2008

Note 3: Capital Stock (continued)

In February 7, 2007 the Company entered into two $2,500 unsecured convertible notes payable ($5,000 total) bearing interest at the rate of 8% per annum. The note holders were given the option to convert these notes and accrued interest into a combined total of 500,000 shares of common stock. In April 2008, the note holders elected to convert these notes into 500,000 shares of common stock and as a result, $480 of interest expense was capitalized.

Note 4: Related Party Transactions

At October 10, 2006, the Company issued 10,000,000 shares of common stock to its sole officer and director for an $11,000 stock subscription note receivable bearing simple interest at 8% per annum. During October 2006, $1,000 of this note was received and during April and May 2008, the balance of $10,000 and accrued interest in the amount of $1,265 was received.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Form 10-Q Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements."

Plan of Operations

Overview:

Originally organized as Oahu Enterprises, Inc., on November 27, 1996 under the laws of the State of Colorado, Evetsco, Inc., a Delaware corporation was organized in January 2008 for the purpose of changing the corporate domicile from Colorado to Delaware, which occurred during April 2008, through a merger. These two corporations are collectively referred to in this Form 10-Q Report as the “Company”. The Company was reactivated on October 10, 2006 through a major sale of 10,000,000 shares of the Company’s common stock for an $11,000 stock subscription receivable. Prior to the Company’s reactivation the Company had been dormant.

The Company is currently a public shell and seeking new business opportunities by acquiring or merging with an operating business that is seeking public company status (herein after referred to as a “Target Company”). In certain instances, a Target Company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any Target Company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The Company's plan of operations is subject to numerous risk factors including, but not limited to the following:

1-

The Company has limited operating history and no revenues or earnings from operations, except for interest earned on a stock subscription receivable. The Company does not anticipate future revenue from such sources. The Company has no significant assets or financial resources and will sustain operating expenses without corresponding revenues, at least until the consummation of a business combination with a Target Company. Thus, the Company will incur operating losses which will increase continuously until the Company can consummate a business combination with a Target Company. There is no assurance that the Company can identify such a Target Company and/or consummate such a business combination. Furthermore, there is no assurance that the consummation of a business combination will result in future net operating profits.

2-

The Company’s business plan is speculative in nature and its success will depend to a great extent on the operations, financial condition and management of a currently unidentified Target Company. The Company would prefer a business combination with a Target Company having an established operating history; however, there can be no assurance that the Company will be successful in locating a Target Company meeting such criteria. In the event the Company acquires a Target Company in a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the Target Company and numerous other factors beyond the Company's control.

3-

The Company is and will continue to be an insignificant participant in a business that is sometimes described as a reverse acquisition of a Target Company. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of a Target Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying and completing the acquisition of a Target Company. In addition, the Company will also compete with numerous other small public companies that are seeking to acquire a Target Company.

4-

The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or the acquisition of a specific Target Company. There can be no assurance that the Company will be successful in identifying and evaluating a suitable Target Company or in concluding a business combination. The Company has not identified any particular industry or specific business within an industry for evaluation. The Company has not established a specific length of operating history for the Target Company or a specified level of earnings, assets, net worth or other criteria which it will require a Target Company to have achieved. Therefore, the Company may consider a business combination with any Target Company, irrespective of operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

5-

If the Company should be able to identify a suitable Target Company, there is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company and its stockholders. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in stockholders of a Target Company obtaining a controlling interest in the Company. Any such business combination may require that shares of the Company’s common stock held by its sole officer and director (“Executive”) be sold or otherwise transferred to other individuals or entities, by him. The resulting change in control of the Company will likely result in removal of the Executive and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

6-

The Executive has committed limited time to the Company’s business. The Executive has not entered into a written employment agreement with the Company and is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its Executive. Notwithstanding the combined limited experience and time commitment of the Executive, loss of the services of this individual would likely adversely affect development of the Company's business and its likelihood of continuing operations.

7-

The Executive participates in other business ventures which compete directly with the Company. Specifically, the Executive holds a similar management position as he does with the Company, with IPO Alternative, Inc., R New Ventures, Inc., and Perpetual Technologies, Inc., all of which have business plans similar to that of the Company. Consequently, the Executive has a significant conflict of interest in choosing which corporate entity will benefit, if a benefit is derived, from an acquisition of or combination with a Target Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. The Executive will be responsible for seeking, evaluating, negotiating and consummating a business combination with a Target Company which may result in terms providing benefits to the Executive. Demands away from the Company’s plan of operations may be placed on the Executive which may detract from the amount of time he is able to devote to the Company. The Executive intends to devote as much time to the activities of the Company as required; however, should such a conflict arise, there is no assurance that the Executive would not attend to other matters prior to those of the Company. The Company anticipates that the Executive will provide up to ten hours per month of his time to locating a Target Company.

8-

The Executive beneficially owns 10,000,000 shares of common stock of the Company which represents 87% of the total issued and outstanding common stock of the Company. The Company expects that some or all of the shares of common stock owned by the Executive may be purchased by the owners of the Target Company or retired by the Company. The amount of common stock that the Executive will retain subsequent to the acquisition of a Target Company, should such occur, cannot be determined at this time. The terms of a business combination with a Target Company may include such terms as the Executive remaining a director or an officer of the Company. The terms of a business combination may provide for a payment of cash, or otherwise, to the Executive for the purchase of all or part of the common stock of the Company owned by the Executive. The Executive may also be compensated by the Target Company for services rendered incident to or following a business combination. Such benefits may influence the Executive’s choice of a Target Company. The Company may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a Target Company to the Company where that reference results in a business combination. No finder's fee of any kind will be paid by the Company to management or promoters of the Company or to their associates or affiliates.

9-

The consummation of the acquisition of a Target Company may be delayed or precluded because Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company provide certain information about the Target Company including the Target Company’s financial statements that are audited by a certified public accounting firm registered with the Public Company Accounting Oversight Board. These financial statements would cover a period of one or two years, depending on the relative size of the Target Company. The time and additional costs that may be incurred by the Target Company to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

10-

The Company has not conducted market research indicating that demand exists for a merger or acquisition of the type contemplated by the Company’s plan of operations.

Liquidity and Capital Resources:

During April and May 2008, the Company collected the outstanding balance of its stock subscription receivable resulting in an increase in its cash position by $11,265. During April 2008, two notes payable were converted from debt to equity, resulting in the elimination of a $5,357 debt balance as of the Company’s December 31, 2007 year end and a 500,000 share increase (to 11,500,000 total shares) in the number of common shares outstanding. The impact of these transactions on the Company’s balance sheet between the December 31, 2007 year-end and June 30, 2008, was in increase of $3,982 in cash and a decrease in total liabilities of $4,266. During this same six month period, the Company incurred an $8,215 loss from operations. Thus, at June 30, 2008, the Company has cash of $6,577 and total liabilities of $2,591. The Company has also prepaid $2,325 in legal fees that have not been utilized as of June 30, 2008.

The Company anticipates that its liquidity, as reflected in its cash balance, will decrease as it pursues its plan of operations and additional capital will be required. Until such time as the Company commences its investigation of a Target Company, the primary costs that the Company foresees incurring are those related to maintaining the Company current in its filing obligations to the Securities and Exchange Commission (“SEC”). Those cost include accounting fees, legal fees, auditor fees (including fees to review interim financial information), and stockholder related cost. The Company estimates these costs to average approximately $5,000 every three months or $20,000 per year. Additional capital will be required as the Company searches for a Target Company and to the extent that the Company engages professionals in that effort.

The Company’s sole capital resource is its common stock. At the present time, no public market for the Company’s common stock exists. Consequently, valuing the shares of the Company’s common stock will be arbitrary and based on negotiations between the Executive and potential investors. At the present time the Company has not negotiated the terms of any capital raising activity and has not pursued such negotiations with any potential investors.

Current credit market conditions present a particular challenge to the Company. As investors (either equity or debt) become more concerned with securing their investments, the Company’s ability to compete for such investor funds will become more difficult. The Company may be required to provide various incentives such as stock options, warrants, or registration rights, in order to obtain investor interest. Regardless of the terms agreed upon between the Company and any investor, the need for future capital to continue its plan of operations is inevitable.

The financial statements contained in this interim report have been prepared assuming that the Company will continue as a going concern. The Company is not engaging in any revenue producing activities and has incurred a loss of $8,215 during the six months ended June 30, 2008 ($7,495 of which was incurred during the three month period ended June 30, 2008). As a result, the possibility exists that the Company will not be able to continue as a going concern. Nevertheless, the Company believes that sufficient funding will become available to meet its operating needs during the next twelve months. The financial statements therefore, do not include any adjustments that might result from the outcome of this uncertainty.

The Company has not evaluated and does not believe it is capable of evaluating the impact that current credit market conditions have on its plan of operations. Inasmuch as the Company’s capital resources are not cash and the Company’s securities are not publicly traded, the Company may remain unaffected by these conditions.

Results of Operations:

A significant change in the Company’s results of operations occurred between the three months ended June 30, 2008 and March 31, 2008. The $7,495 loss incurred during the three month period ended June 30, 2008 compared to the $720 loss incurred during the three month period ended March 31, 2008, was a result of the Company pursuing the filing of its Form 10 report (deemed to make the Company a more desirable candidate for a Target Company) and the costs associated therewith.

When the three and six month periods ended June 30, 2008 are compared to comparable periods for the Company’s 2007 year, the same reason for a disparity exists. Even though the Company was pursuing its business plan during both periods, the steps being taken to change to the Company’s domicile from Colorado to Delaware and the filing of its Form 10 Report had not commenced. For this reason, the comparison between periods is not meaningful, other than to recognize the increased costs associated with the Company becoming an entity that reports to the SEC.

The Company estimates that the costs of maintaining its reporting status with the SEC to average approximately $5,000 every three months or $20,000 per year. Consequently, the results of operations for the year ended December 31, 2008 will be significantly higher than those incurred for the year ended December 31, 2007. Additional costs may be incurred as the Company searches for a Target Company. As previously stated, these forward-looking statements are based on estimates, and actual results will likely differ from these estimates.

The costs that the Company incurs in its pursuit of its plan of operations may not result in the Company receiving any benefits therefrom. Furthermore, as the Company pursues its plan of operations, additional costs may be incurred in its negotiations with a Target Company. In the event that a mutually beneficial agreement cannot be reached between the Company and the Target Company, those costs will be of no benefit to the Company.

Off-balance sheet arrangements:

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting company.

Item 4T - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is comprised of a single individual who serves as our president and chief financial officer, and who has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by the report.

Part II - Other Information

Item 1.  Legal Proceedings. None

Item 1A. Risk Factors. As a “smaller reporting company”, the Company is not required to provide information required by this Item

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6 - Exhibits

Exhibit Table #

Title of Document

Location

Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO

This filing

Section 1350 Certification – CEO & CFO

This filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVETSCO, INC.

(Registrant)

Dated: August 12, 2008

/s/ Joseph Nemelka

Joseph Nemelka

Chief Executive Officer

Chief Financial Officer

13