Form 10-Q
period 2008-09-30
Evetsco, Inc.
filed 2008-11-07
CIK 1437172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-53271

Evetsco, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1466135
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

374 East 400 South, Suite 3, Springville, Utah	84663
(Address of principal executive offices)	(Zip Code)

(801) 358-5094

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 11,500,000 shares of $0.001 par value common stock on October 22, 2008

Part I - Financial Information

Item 1 - Financial Statements

Page

Index to Unaudited Financial Statements	2

Balance Sheets – September 30, 2008 (unaudited) and December 31, 2007	3

Unaudited Statements of Operations – Three and Nine Months ended September 30, 2008 and 2007 and from the Date of Commencement of Development Stage Activities (October 10, 2006) through September 30, 2008	4

Unaudited Statements of Cash Flows – Nine months ended September 30, 2008 and 2007, and from the Date of Commencement of Development Stage Activities (October 10, 2006) through September 30, 2008	5

Notes to Unaudited Financial Statements	6-8

Evetsco, Inc.
(a development stage company)
Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets:
Current Assets:
Cash in bank	$1,981	$2,595
Prepaid expenses	2,175	2,325
Total Current Assets	$4,156	$4,920

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$-	$1,500
Convertible notes and accrued interest	-	5,357
Total Current Liabilities	-	6,857

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 11,500,000 shares and 11,000,000 shares
issued and outstanding at September 30, 2008 and
December 31, 2007, respectively	11,500	11,000
Paid in capital	5,321	341
Stock subscription receivable	-	(10,983)
Retained deficit	(331)	(331)
Deficit accumulated during the development stage	(12,334)	(1,964)
Total Stockholders' Equity (Deficit)	4,156	(1,937)
Total Liabilities and Stockholders' Equity (Deficit)	$4,156	$4,920

The accompanying notes are an integral part of these financial statements.

Evetsco, Inc.
(a development stage company)
Unaudited Statements of Operations
					From the Date of
					Commencement
					of Development
					Stage Activities
					(October 10, 2006)
	For the Three Months Ended		For the Nine Months Ended		through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

General and
administrative
expenses	2,155	250	10,528	490	13,118
Operating Loss	(2,155)	(250)	(10,528)	(490)	(13,118)

Other Income
(Expense):
Interest income	-	200	281	600	1,264
Interest expense	-	(100)	(123)	(257)	(480)
Total Other Income
and (Expense)	-	100	158	343	784

Net Loss	$(2,155)	$(150)	$(10,370)	$(147)	$(12,334)

Net loss per share of
common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per fully
diluted share of
common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average
number of common
shares outstanding	11,500,000	11,000,000	11,430,403	11,000,000

Weighted average
number of fully
diluted common
shares outstanding	11,500,000	11,500,000	11,430,403	11,500,000

The accompanying notes are an integral part of these financial statements.

Evetsco, Inc.
(a development stage company)
Unaudited Statements of Cash Flows
			From the Date of
			Commencement
			of Development
			Stage Activities
			(October 10, 2006)
	For the Nine Months Ended		through
	September 30,		September 30,
	2008	2007	2008

Operating Activities:
Net income (loss)	$(10,370)	$(147)	$(12,334)
Changes in operating assets and liabilities:
Stock subscription interest receivable	(282)	(600)	(1,264)
Interest expense capitalized upon conversion of
note payable	123	-	480
Prepaid expenses	150	(2,325)	(2,176)
Accounts payable	(1,500)	-	-
Interest payable	-	257	-
Net Cash Used for Operating Activities	(11,879)	(2,815)	(15,294)

Investing Activities:
Contributed capital	-	10	10
Stock subscription received	11,265	-	12,265
Net Cash Provided by Investing Activities	11,265	10	12,275

Financing Activities:
Proceeds from convertible note	-	5,000	5,000
Net Cash Provided by Financing Activities	-	5,000	5,000

Net Increase (Decrease) in Cash	(614)	2,195	1,981
Net Cash at Beginning of Period	2,595	400	-
Net Cash at End of Period	$1,981	$2,595	$1,981

The accompanying notes are an integral part of these financial statements.

Evetsco, Inc.

 (a development stage company)

Notes to Unaudited Financial Statements

September 30, 2008

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Evetsco, Inc., formerly Oahu Enterprises, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the December 31, 2007 audited financial statements and the notes thereto included in the Company’s Form 10 report filed with the SEC on June 10, 2008.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

At October 10, 2006, 10,000,000 shares of common stock were issued for an $11,000 stock subscription note receivable bearing simple interest at 8% per annum. During October 2006, $1,000 of this note was received and during April and May 2008, the balance of $11,265, which included accrued interest, was received. This transaction resulted in a change of control of the Company and a new individual was appointed to serve as the sole officer and director of the Company. In addition, the Company commenced its current business objective of becoming a public shell corporation seeking an operating business. Consequently, for accounting purposes, the Company considered October 10, 2006 as the commencement of its current development stage activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

Note 2: Summary of Significant Accounting Policies

Organization – The Company was organized as Oahu Enterprises, Inc., on November 27, 1996 under the laws of the State of Colorado. The Company subsequently organized a Delaware corporation in January 2008 for the purpose of changing the corporate domicile from Colorado to Delaware and to change the Company’s name. These changes occurred during April 2008 pursuant to an Agreement and Plan of Merger (“Agreement”) dated February 8, 2008, and thereby the Company became a Delaware corporation. The Agreement called for a change in the par value of both the preferred stock and common stock from no par value to $0.001 par value and an increase in the number of shares authorized for issuance to 10,000,000 shares of preferred stock and 200,000,000 shares of common stock. The accompanying financial statements have been restated to reflect these changes for all periods presented. Dollar amounts used and shares issued to effect this change were cancelled upon completion of the transaction described in the Agreement with no effect on the capitalization of the Company.

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

Evetsco, Inc.

 (a development stage company)

Notes to Unaudited Financial Statements

September 30, 2008

Note 2: Summary of Significant Accounting Policies (continued)

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

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss incurred during the periods presented by the weighted average number of shares outstanding during those same periods. The fully diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during those periods as a result of the conversion of $5,000 of convertible notes payable into 500,000 shares of common stock. During April 2008, the holders of these convertible notes exchanged their notes and accrued interest for 500,000 shares of common stock.

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forward. The Company had available at September 30, 2008, an operating loss carry forward of approximately $12,000, which may be applied against future taxable income and which expires in various years through 2028.

The Company has no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes. The amount of and the ultimate realization of the benefits from the operating loss carry forward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forward, the Company has established a valuation allowance equal to the tax effect of the loss carry forward and, therefore, no deferred tax asset has been recognized for the loss carry forward. The net deferred tax asset is approximately $1,850 as of September 30, 2008 and $786 as of December 31, 2007, with an offsetting valuation allowance of the same amount.

Note 3: Going Concern

The Company’s unaudited financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Since the commencement of its current development stage activities, the Company has not generated any revenue and has received interest only incidental to a stock subscription note receivable that has now been collected. The Company’s current financial position is not sufficient to fund its planned business activities unless additional capital is provided either through loans or through the issuance of its common and/or preferred stock. The Company is also dependent on its sole officer and director serving in these capacities without compensation.

Evetsco, Inc.

 (a development stage company)

Notes to Unaudited Financial Statements

September 30, 2008

Note 3: Going Concern (continued)

During the nine month period ended September 30, 2008, the Company incurred expenses exceeding $10,000 and anticipates that it will incur expenses during the next twelve months that will likely exceed that amount. The Company is dependent on its sole officer and director to provide sufficient capital (or obtain such capital from other sources), as may be required to continue its development stage business activities. However, no assurance can be given that these arrangements will continue. A change in these circumstances will have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4: Capital Stock

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

On February 7, 2007 the Company entered into two $2,500 unsecured convertible notes payable ($5,000 total) bearing interest at the rate of 8% per annum. The note holders were given the option to convert these notes and accrued interest into a combined total of 500,000 shares of common stock. In April 2008, the note holders elected to convert these notes into 500,000 shares of common stock.

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

The Company's plan of operations is subject to numerous risk factors including, but not limited to the following:

1-

The Company has limited operating history and no revenues or earnings from operations, except for interest earned on a stock subscription receivable that has now been paid. The Company does not anticipate future interest revenue resulting from the issuance of stock subscriptions. The Company has no significant assets or financial resources and will sustain operating expenses without corresponding revenues, at least until the consummation of a business combination with a Target Company. Thus, the Company will incur operating losses which will increase continuously until the Company can consummate a business combination with a Target Company that has sufficient cash flow for both its and the Company’s requirements. There is no assurance that the Company can identify such a Target Company and/or consummate such a business combination. Furthermore, there is no assurance that the consummation of a business combination will result in future net operating profits.

2-

Since commencing its current business operations through September 30, 2008, the Company has incurred operating losses in excess of $12,000 and has less than $2,000 in cash remaining. Capital to fund these operations was obtained from the Company’s sole officer and director (“Executive”) in the amount of $11,000 and $5,000 was obtained from stockholders of the Company. In both cases, the Company’s common stock was issued for the cash received. The Company’s current financial position is not sufficient to fund its planned business activities over the next twelve months unless additional capital is provided either through loans or through the issuance of its common and/or preferred stock. The Company is dependent on its Executive to provide sufficient capital (or obtain such capital from other sources), as may be required to continue its development stage business activities. However, no assurance can be given that these arrangements will continue. A change in these circumstances will have a material adverse effect on the Company’s ability to continue as a going concern.

3-

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

4-

The Company is and will continue to be an insignificant participant in a business that is sometimes described as engaged in the reverse acquisition marketplace. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of a Target Company utilizing a reverse acquisition, or an acquisition through cash and stock. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently have a competitive advantage in identifying and completing the acquisition of a Target Company. In addition, the Company will also compete with numerous other small public companies that are seeking to acquire a Target Company.

5-

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

6-

If the Company should be able to identify a suitable Target Company, there is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company and its stockholders. A business combination involving the issuance of the Company's common stock will result in a dilution of the percentage ownership current stockholders have in the Company and the stockholders of a Target Company will likely obtain a controlling interest in the Company. Any such business combination may require that shares of the Company’s common stock held by the Executive be sold or otherwise transferred to other individuals or entities. The resulting change in control of the Company will likely result in removal of the Executive and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

7-

The Executive has committed limited time to the Company’s business and has agreed to do so without receipt of any compensation. The Executive has not entered into a written employment agreement with the Company and is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its Executive. Notwithstanding the combined limited experience and time commitment of the Executive, loss of the services of this individual would likely adversely affect development of the Company's business and its likelihood of continuing operations. At the present time the Executive intends to serve the Company in his positions and capacities through the next twelve months, unless a Target Company is acquired.

8-

The Executive participates in other business ventures which compete directly with the Company. Specifically, the Executive holds a similar management and control position as he does with the Company, with IPO Alternative, Inc., R New Ventures, Inc., and Perpetual Technologies, Inc., all of which have business plans similar to that of the Company. Consequently, the Executive has a significant conflict of interest in choosing which corporate entity will benefit, if a benefit is derived, from an acquisition of or combination with a Target Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. The Executive will be responsible for seeking, evaluating, negotiating and consummating a business combination with a Target Company which may result in terms providing benefits to the Executive. Demands away from the Company’s plan of operations may be placed on the Executive which may detract from the amount of time he is able to devote to the Company. The Executive intends to devote as much time to the activities of the Company as required; however, should such a conflict arise, there is no assurance that the Executive would not attend to other matters prior to those of the Company. The Company anticipates that the Executive will provide up to ten hours per month of his time to locating a Target Company and other Company matters.

9-

The Executive beneficially owns 10,000,000 shares of common stock of the Company which represents 87% of the total issued and outstanding common stock of the Company. The Company expects that some or all of these shares of common stock owned by the Executive may be purchased by the owners of the Target Company or retired by the Company. The amount of common stock that the Executive will retain subsequent to the acquisition of a Target Company, should such occur, cannot be determined at this time. The terms of a business combination with a Target Company may include such terms as to require or allow the Executive to remain as a director or an officer of the Company. The terms of a business combination may provide for a payment of cash, or otherwise, to the Executive for the purchase of all or part of the common stock of the Company owned by the Executive. The Executive may also be compensated by the Target Company for services rendered incident to or following a business combination. Such benefits may influence the Executive’s choice of a Target Company. The Company may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a Target Company to the Company where that reference results in a business combination. No finder's fee of any kind will be paid by the Company to management or promoters of the Company or to their associates or affiliates.

10-

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

11-

The Company has not conducted market research indicating that demand exists for a merger or acquisition of the type contemplated by the Company’s plan of operations.

Liquidity and Capital Resources:

During the first six months of this year, the Company collected the outstanding balance of a stock subscription receivable and converted two notes payable from debt to equity. During the three month period ended September 30, 2008, the Company incurred general and administrative expenses of $2,155, compared with $250 during the three month period ended September 30, 2007. At September 30, 2008, the Company has prepaid legal fees in the amount of $2,175 that it intends to utilize during the coming twelve month period.

The Company anticipates incurring operating expenses in the future relating to maintaining the Company current in its filing obligations to the Securities and Exchange Commission (“SEC”). Those costs include accounting fees, legal fees, auditor fees (including fees to review interim financial information), and stockholder related costs. On an ongoing basis until a Target Company is acquired, the Company estimates its expenses to average approximately $5,000 every three months or $20,000 per year. Additional capital will be required as the Company searches for a Target Company and to the extent that the Company engages professionals in that effort.

The Company’s sole capital resource to fund its planned business operations comes from the sale of its common and preferred stock (collectively, “Equity Securities”). At the present time, no public market for the Company’s Equity Securities exists and the likelihood that a public market will develop in the future cannot be assured. Consequently, valuing the shares of the Company’s Equity Securities will be arbitrary and based on negotiations between the Executive and potential investors. At the present time the Company has not negotiated the terms of any capital raising activity and has not pursued such negotiations with any potential investors. If potential investors are not located in the very near future, including the negotiation of equitable terms with them, then the Company will become dependent on its Executive to provide the capital necessary to continue its planned business operations.

Current credit market conditions present a particular challenge to the Company. Investors who desire to achieve a secure capital investment will not be interested in providing capital to the Company. Under current credit market conditions, the Company’s ability to compete for investor capital will become very difficult and the Company may be required to provide various additional incentives such as stock options, warrants, or registration rights, in order to obtain the capital required to continue its plan of operation. Regardless of the terms agreed upon between the Company and any investor, the issuance of any Equity Securities will result in present stockholders’ ownership interest in the Company being diluted.

The financial statements contained in this interim report have been prepared assuming that the Company will continue as a going concern. As previously discussed, the Company is not engaging in any revenue producing activities and anticipates ongoing expenses in pursuit of its business objective of locating a Target Company and consummating an acquisition thereof. As a result, the possibility exists that the Company will not be able to continue as a going concern. Nevertheless, the Company believes that sufficient capital will become available either through new investors, existing stockholders, its Executive, or a combination thereof, to meet its operating needs during the next twelve months. The financial statements therefore, do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that current credit market conditions will likely have an adverse effect on its business plan; however, no formal evaluation has been made and its actual impact has not been determined. The Company is dependent on cash to fund its expenses and continue its plan of operations. Reverse acquisitions of the type that the Company intends to enter into with a Target Company often require that additional capital be obtained through private equity investments. Current credit market conditions may impact the availability of such private equity investments.

Results of Operations:

The Company incurred a $2,155 net loss for the three months ended September 30, 2008 compared with a $150 net loss for the three months ended September 30, 2007. During both periods the Company was pursuing its business plan of seeking a Target Company for merger or acquisition. However, during the current three month period the Company has become required to report to the SEC which has resulted in higher general and administrative expenses ($2,155 during the quarter ended September 30, 2008 compared with $250 for the quarter ended September 30, 2007). The Company anticipates that future expenses will be comparable to those experienced during its current quarter ending September 30, 2008.

During the nine month period ended September 30, 2008, the Company undertook the steps necessary to change the Company’s domicile from Colorado to Delaware and the filing of its Form 10 Report, including the required audited financial statements and legal costs. For these reasons, the comparison of the net loss of $10,370 for the nine month period ended September 30, 2008 and the net loss of $147 for the nine month period ended September 30, 2007 is not meaningful.

The Company estimates that the costs of maintaining its reporting status with the SEC to average approximately $5,000 every three months or $20,000 per year. Consequently, the anticipated results of operations for the year ended December 31, 2008 will be significantly higher than those incurred for the year ended December 31, 2007. General and administrative expenses of $2,155 for the three month period ended September 30, 2008, were lower than anticipated. During the fourth quarter ended December 31, 2008, it is anticipated that operating expenses will be more in line with the $5,000 per quarter estimate.

It is highly likely that additional expenses will be incurred as the Company searches for a Target Company and in its negotiations to acquire a Target Company. No assurance can be given as to the outcome of any such search or the negotiations that are undertaken. The expenses that the Company incurs in its pursuit of its plan of operations may not result in the Company or its stockholders receiving any benefits therefrom.

Off-balance sheet arrangements:

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting company.

Item 4T - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is comprised of a single individual who serves as our president and chief financial officer, and who has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by the report.

Part II - Other Information

Item 1.  Legal Proceedings. None

Item 1A. Risk Factors. As a “smaller reporting company”, the Company is not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6 - Exhibits

Exhibit Table #	Title of Document	Location

31	Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO	This filing

32	Section 1350 Certification – CEO & CFO	This filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evetsco, Inc.

(Registrant)

Dated: November 7, 2008

/s/ Joseph Nemelka

Joseph Nemelka

Chief Executive Officer

Chief Financial Officer