Form 10-Q
period 2010-06-30
Evetsco, Inc.
filed 2010-08-23
CIK 1437172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                         to

Commission File Number 000-53271

EVETSCO, INC.
(Exact Name of registrant as specified in its charter)

Delaware	84-1466135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

374 East 400 South
Suite 3
Springville, UT 84663
(Address of principal executive offices)

(801) 489-4802
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

2,300,000 shares of the issuer’s common stock, $.001 par value, were outstanding at August 20, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Balance Sheets, June 30, 2010 (unaudited) and December 31, 2009	3

Unaudited Statements of Operations, for the three months ended June 30, 2010 and 2009, for the six months ended June 30, 2010 and 2009, and from the date of commencement of development stage activities (October 10, 2006) through June 30, 2010	4

Unaudited Statements of Cash Flows, for the six months ended June 30, 2010 and 2009, and from the date of commencement of development stage activities (October 10, 2006) through June 30, 2010	5

Notes to Financial Statements, June 30, 2010 (unaudited)	6

Evetsco, Inc.
(a development stage company)
Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets:
Current Assets:
Cash in bank	$2,011	$1,317
Other receivables	-	2,175
Total Current Assets	$2,011	$3,492

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$10,359	$-
Principal payable to related party	10,000	5,000
Interest payable to related party	480	288
Total Current Liabilities	20,839	5,288

Stockholders' Deficit:
Preferred stock, 10,000,000 shares $0.001 par value
authorized, no shares issued and outstanding at June
30, 2010 (unaudited), and at December 31, 2009,
respectively	-	-
Common stock, 200,000,000 shares $0.001 par value
authorized, 2,300,000 shares issued and outstanding at
June 30, 2010 (unaudited), and at December 31, 2009,
respectively	2,300	2,300
Paid in capital	14,521	14,521
Retained deficit	(331)	(331)
Deficit accumulated during the development stage	(35,318)	(18,286)
Total Stockholders' Deficit	(18,828)	(1,796)
Total Liabilities and Stockholders' Deficit	$2,011	$3,492

The accompanying notes are an integral part of these financial statements.

Evetsco, Inc.
(a development stage company)
Unaudited Statements of Operations

					From the Date of
					Commencement
					of Development
					Stage Activities
	For the Three Months Ended		For the Six Months Ended		(October 10, 2006)
	June 30,		June 30,		through
	2010	2009	2010	2009	June 30, 2010

Revenue	$-	$-	$-	$-	$-

General and
administrative
expenses:
Accounting	4,800	-	8,000	112	20,994
Director fees	1,200	-	1,600	-	1,600
Legal & related	4,204	-	6,075	252	9,178
Other	1,164	-	1,165	185	3,833
Total General and
Administrative
expenses	11,368	-	16,840	549	35,605

Other Income
(Expense):
Interest income	-	-	-	-	1,265
Interest expense	(125)	(62)	(192)	(124)	(978)
Total Other Income
and (Expense)	(125)	(62)	(192)	(124)	287

Net Loss	$(11,493)	$(62)	$(17,032)	$(673)	$(35,318)

Net loss per share
of common stock	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Net loss per fully
diluted share of
common stock	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average
number of common
shares outstanding	2,300,000	2,300,000	2,300,000	2,300,000

Weighted average
number of fully
diluted common
shares outstanding	2,300,000	2,300,000	2,300,000	2,300,000

The accompanying notes are an integral part of these financial statements.

Evetsco, Inc.
(a development stage company)
Statements of Cash Flows

			From the Date of
			Commencement
			of Development
			Stage Activities
	For the Six Months Ended		(October 10, 2006)
	June 30,		through
	2010	2009	June 30, 2010

Operating Activities:
Net loss	$(17,032)	$(673)	$(35,318)
Adjustment to reconcile net loss to net
cash position:
Stock subscription interest receivable	-	-	-
Interest forgiveness upon conversion
of note payable	-	-	480
Changes in operating assets and liabilities:
Other receivables	2,175	-	-
Accounts payable	10,359	(1,218)	10,359
Interest payable to related party	192	124	480
Net Cash Used for Operating Activities	(4,306)	(1,767)	(23,999)

Financing Activities:
Contributed capital	-	-	10
Stock subscription received	-	-	11,000
Payments on related party payable	303		303
Proceeds from related party	5,303	-	10,303
Payments on related party payable	(303)	-	(303)
Proceeds from convertible note	-	-	5,000
Net Cash Provided by Financing Activities	5,000	-	26,010

Net Increase (Decrease) in Cash	694	(1,767)	2,011
Net Cash at Beginning of Period	1,317	3,084	-
Net Cash at End of Period	$2,011	$1,317	$2,011

Supplemental Cash Flow
Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Evetsco. Inc.

(a development stage company)

Notes to Financial Statements

June 30, 2010

(unaudited)

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Evetsco, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate and sufficient to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Form 10 report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Note 2: Summary of Significant Accounting Policies

Organization – On January 15, 2008, the Company was incorporated under the laws of the State of Delaware. Originally incorporated as Oahu Enterprises, Inc. under the laws of the State of Colorado on November 27, 1996, the Company became a Delaware corporation pursuant to an Agreement and Plan of Merger (“Agreement”) dated February 8, 2008. Pursuant to the Agreement, the par value of both the preferred stock and common stock was changed from no par value to $0.001 par value and the number of shares authorized for issuance was increased to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. By consent of a majority of the Company’s stockholders, a one for five (1:5) reverse split of the issued and outstanding common stock was effected on March 19, 2010. The accompanying financial statements reflect the aforementioned changes for all periods presented. Dollar amounts used and shares issued to effect this change were cancelled upon completion of the transaction with no effect on the capitalization of the Company and the authorized shares of the Company were not reduced.

On October 10, 2006 all prior officers and directors of the Company resigned and the purchaser of the 2,000,000 shares of common stock became the Company’s sole officer and director. Thus a change of control occurred at that time and October 10, 2006 is considered the commencement of the Company’s current development stage activities for accounting purposes.

Business Purpose – The Company’s business objective is to acquire an operating business.

Going Concern – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue and has earned interest only incidental to a stock subscription note receivable. As of June 30, 2010, the Company’s financial position reflects a negative net worth, which was not sufficient to fund its planned business objective. During July 2010, the Company obtained $10,000 from its officer and entered into an unsecured promissory demand note for all amounts advanced to the Company, including accrued interest, for a total amount of $20,515.40. The Company is dependent on its sole officer to obtain additional capital in the future either from such officer or from other sources. The Company also relies on its sole officer to serve in this capacity without compensation. It is assumed that these arrangements will continue, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2: Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents – The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates – These financial statements are prepared in conformity with GAAP and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of expenses. Actual results could differ from those estimates or assumptions.

Evetsco. Inc.

(a development stage company)

Notes to Financial Statements

June 30, 2010

(unaudited)

Net Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes. At June 30, 2010 the Company had a net operating loss carry forward of approximately $35,300 that expires if unused through 2030. A deferred tax asset of approximately $12,000 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $5,671 and $250 for the six months ended June 30, 2010 and 2009, respectively. The Company has no tax position at June 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Recently Enacted Accounting Pronouncements – The Company has reviewed all accounting standards issued subsequent to its audited financial statements included in its Form 10/A-3 report in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes none of these pronouncements have a significant effect on these financial statements as presented.

Note 3: Capital Stock

The Company’s shares of preferred stock may be issued in series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Note 4: Related Party Transactions

During 2008 and again during March 2010, the Company received $5,000 (for a total of $10,000) from its sole officer, who is currently one of two director of the Company, and who owns approximately 87% of the Company’s currently issued and outstanding common stock. The Company has accrued and recorded interest at the rate of 5% per annum with respect to these amounts, even though no formal note agreement was entered into at the time of the receipt of these funds. In addition, the Company’s sole officer paid filing fees for the Company during 2010 in the amount of $303 which amount was subsequently returned without interest.

During July 2010 the Company received $10,000 from its sole officer resulting in a principal balance of $20,000, and entered into an unsecured promissory demand note as disclosed in Note 5: Subsequent Events.

Note 5: Subsequent Events

During July 2010 the Company received an additional $10,000 from its sole officer resulting in a total principal balance of $20,000 being due. On July 15th, 2010, the Company entered into an unsecured promissory demand note with its sole officer for a principal amount of $20,000 and interest on amounts which had been advanced of $515.40, for a total of $20,515.40. Interest will accrue on the principal amount at a rate of 5% per annum.

Note 5: Subsequent Events (continued)

The Company has evaluated subsequent events from the balance sheet date, June 30, 2010, through the date that these financial statements were issued and has determined that there are no events that would require additional disclosure herein.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this registration statement.

We have not generated any revenue from operations since inception.  Our current business plan is to locate and acquire the assets or voting securities of one or more other companies that are actively engaged in a business that generates revenues in exchange for securities of our Company, or to be acquired by such a company.  From time to time the Company has engaged in preliminary discussions with representatives of potential target companies.  However, we have not entered into any material negotiations or a letter of intent with any party and there are currently no agreements or arrangements with respect to any acquisition or material business transaction.

Our expenses consist primarily of legal and accounting fees.

Three Months Ended June 30, 2010 and 2009

During the three months ended June 30, 2010, our total general and administrative expenses were $11,368. During the comparable period ending June 30, 2009, we did not incur any general and administrative expenses because we did not actively engage in any business activities. During the three months ended June 30, 2010, we were engaged in the preparation of our registration statement on Form 10, and the amendments thereto. The preparation of the registration statement caused us to incur audit and legal fees which we anticipate will continue into the future in order to satisfy the reporting obligation of the Company.

Six Months Ended June 30, 2010 and 2009

During the six months ended June 30, 2010, our total general and administrative expenses were $16,840 compared to $549 during the six months ended June 30, 2009. During the six months ended June 30, 2010, we commenced the preparation of our registration statement whereas we engaged in minimal business activity during the six months ended June 30, 2009. We anticipate that we will continue to incur significantly greater expenses during the remainder of 2010, in comparison to 2009 as a result of complying with the reporting obligation of the Company.

Liquidity and Capital Resources

At June 30, 2010 and December 31, 2009, we had $2,011 and $3,492, respectively, in total current assets consisting of cash and other receivables. We had negative net working capital of $18,828 at June 30, 2010, and $1,796 at December 31, 2009. During the six months ended June 30, 2010, our president, Joseph Nemelka, advanced $5,000 to the Company for operating expenses. In addition, he paid $303 for a filing fee by the Company, which we repaid to him in April 2010. Subsequent to June 30, 2010, we received an additional $10,000 from Mr. Nemelka and we entered into a note payable to him in the amount of $20,515.40, representing $20,000 of principal and $515.40 of interest. The principal amount of this note and accrued interest at the rate of 5% per annum is payable on demand and not secured.

The Company is dependent on management to provide sufficient working capital to meet its needs for the next 12 months. Management will seek financing through loans or sale of common stock. Management anticipates that it may rely on advances from our president or shareholders to meet the Company’s short-term cash needs.  However, the Company has no agreements to that effect.

Our need for capital may change dramatically if we acquire an interest in a business opportunity. We currently have no understandings, commitments or agreements with respect to the acquisition of any business venture, and we may not identify a business venture suitable for acquisition in the future. Further, we may not be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital for an acquisition, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2010, we did not engage in any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Our President, who is also our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Rule 15d-15 (e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are furnished with this report:

31.1

Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer

32.1

Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Evetsco, Inc.

Date: August 23, 2010

By  /s/ Joseph Nemelka

Joseph Nemelka, President

(Principal Executive and Financial Officer)