Form 10-Q
period 2010-09-30
Evetsco, Inc.
filed 2010-10-22
CIK 1437172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to  ____________

Commission File Number 000-53271

EVETSCO, INC.
(Exact Name of registrant as specified in its charter)

Delaware	84-1466135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

374 East 400 South
Suite 3
Springville, UT 84663
(Address of principal executive offices)

(801) 489-4802
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

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

2,300,000 shares of the issuer’s common stock, $.001 par value, were outstanding at October 18, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Page
Balance Sheets, September 30, 2010 (unaudited) and December 31, 2009	3

Unaudited Statements of Operations, for the three and nine months ended September 30, 2010 and 2009 and from the date of commencement of development stage activities (October 10, 2006) through September 30, 2010	4

Unaudited Statements of Cash Flows, for the nine months ended September 30, 2010 and 2009 and from the date of commencement of development stage activities (October 10, 2006) through September 30, 2010	5

Notes to Unaudited Financial Statements, September 30, 2010	6-7

Evetsco, Inc.
(a development stage company)
Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets:
Current Assets:
Cash in bank	$1,980	$1,317
Other receivables	-	2,175
Total Current Assets	$1,980	$3,492

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$-	$-
Principal payable to related party	26,515	5,000
Interest payable to related party	217	288
Total Current Liabilities	26,732	5,288

Stockholders' Deficit:
Preferred stock, 10,000,000 shares $0.001 par value
authorized, no shares issued and outstanding at
September 30, 2010, and at December 31, 2009,
respectively	-	-
Common stock, 200,000,000 shares $0.001 par value
authorized, 2,300,000 shares issued and outstanding
at September 30, 2010, and at
December 31, 2009, respectively	2,300	2,300
Paid in capital	14,521	14,521
Retained deficit	(331)	(331)
Deficit accumulated during the development stage	(41,242)	(18,286)
Total Stockholders' Deficit	(24,752)	(1,796)
Total Liabilities and Stockholders' Deficit	$1,980	$3,492

The accompanying notes are an integral part of these unaudited financial statements.

Evetsco, Inc.
(a development stage company)
Unaudited Statements of Operations

					From the Date of
					Commencement
					of Development
					Stage Activities
	For the Three Months Ended		For the Nine Months Ended		(October 10, 2006)
	September 30,		September 30,		through
	2010	2009	2010	2009	September 30, 2010

Revenue	$-	$-	$-	$-	$-

General and
administrative
expenses:
Accounting	1,600	-	9,600	112	22,594
Director fees	1,200	-	2,800	-	2,800
Legal and related	2,240	-	8,315	252	11,418
Other	633	-	1,797	185	4,465
Total General and
Administrative
expenses	5,673	-	22,512	549	41,277

Other Income
(Expense):
Interest income	-	-	-	-	1,265
Interest expense	(252)	(63)	(444)	(187)	(1,230)
Total Other Income
and (Expense)	(252)	(63)	(444)	(187)	35

Net Loss	$(5,925)	$(63)	$(22,956)	$(736)	$(41,242)

Net loss per share
of common stock	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average
number of common
shares outstanding	2,300,000	2,300,000	2,300,000	2,300,000

The accompanying notes are an integral part of these unaudited financial statements.

Evetsco, Inc.
(a development stage company)
Unaudited Statements of Cash Flows

			From the Date of
			Commencement
			of Development
			Stage Activities
	For the Nine Months Ended		(October 10, 2006)
	September 30,		through
	2010	2009	September 30, 2010

Operating Activities:
Net loss	$(22,956)	$(736)	$(41,242)
Adjustment to reconcile net loss to net
cash position:
Interest forgiven upon conversion
of note payable	-	-	480
Changes in operating assets and liabilities:
Other receivables	2,175	-	-
Accounts payable	-	(1,218)	-
Interest payable to related party	444	187	732
Net Cash Used for Operating Activities	(20,337)	(1,767)	(40,030)

Financing Activities:
Contributed capital	-	-	10
Stock subscription received	-	-	11,000
Payments on related party payable	(303)		(303)
Proceeds from related party	21,303	-	26,303
Proceeds from convertible note	-	-	5,000
Net Cash Provided by Financing Activities	21,000	-	42,010

Net Increase (Decrease) in Cash	663	(1,767)	1,980
Net Cash at Beginning of Period	1,317	3,084	-
Net Cash at End of Period	$1,980	$1,317	$1,980

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash Investing and Financing Activities
Accrued interest converted to note payable	$515	$-	$515

The accompanying notes are an integral part of these unaudited financial statements.

Evetsco, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

September 30, 2010

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Evetsco, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate and sufficient to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Form 10/A-3 report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Going Concern – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue and has earned interest only incidental to a stock subscription note receivable. At September 30, 2010, the Company had $1,980 of cash in bank, which amount would not support its planned business objective through its next quarter based on prior experience. Since its inception, the Company has issued notes for operating capital received from related parties for a total amount of $26,000 at September 30, 2010. The Company will continue to be dependent on its officer to obtain additional capital in the future. The Company also relies on its sole officer to serve in this capacity without compensation. It is assumed that these arrangements will continue, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents – The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates – These financial statements are prepared in conformity with GAAP and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of expenses. Actual results could differ from those estimates or assumptions. The Company does not employ any heading activities in conduction is business operations.

Net Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes. At September 30, 2010 the Company had a net operating loss carry forward of approximately $41,200 that expires if unused through 2030. A deferred tax asset of approximately $14,430 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $8,030 and $260 for the nine months ended September 30, 2010 and 2009, respectively. The Company has no tax position at September 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Recently Enacted Accounting Pronouncements – The Company has reviewed all accounting standards issued subsequent to its audited financial statements included in its Form 10/A-3 report in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes none of these newly issued standards have a significant effect on these financial statements as presented.

Note 3: Capital Stock

The Company’s shares of preferred stock may be issued in series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Note 4: Related Party Transactions

During 2008 and again during the current year, the Company received cash from its sole officer, in the amount of $5,000 and $18,000, respectively. These cash advances were converted into unsecured demand notes payable (including accrued interest in the amount of $515) bearing interest at the rate of 5% per annum. The Company’s sole officer is one of two directors of the Company and owns approximately 87% of the Company’s currently issued and outstanding common stock.

During the quarter ended September 30, 2010, the Company also received $3,000 cash from a stockholder who owns approximately 8% of the Company’s currently issued and outstanding common stock and the Company issued an unsecured demand note payable bearing interest at the rate of 5% per annum.

Note 5: Subsequent Events

The Company has evaluated subsequent events from the balance sheet date, September 30, 2010, through the date that these financial statements were issued and has determined that there are no events that would require additional disclosure herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this Form 10-Q report. The statements contained herein that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our search for an operating company (“target company”), possible or assumed future operations, business strategies, need for financing, competitive position, ability to retain and recruit personnel, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

We have not generated any revenue from operations since inception. Our current business plan is to locate and acquire the assets or voting securities of a target company in exchange for securities of our Company or to be acquired by such a target company. From time to time our Company has engaged in preliminary discussions with representatives of a potential target company; however, we have not entered into any material negotiations or into a letter of intent with any party and there are currently no agreements or arrangements with respect to any acquisition or material business transaction.

Results of Operations:

Three Months Ended September 30, 2010 compared to September 30, 2009

During the three months ended September 30, 2010, our total general and administrative expenses were $5,673. During the three months ended September 30, 2009, we did not incur any general and administrative expenses because we did not actively engage in any business activities. We believe that the amount of general and administrative expenses incurred for the three months ended September 30, 2010 were indicative of the general and administrative expenses that we will incur in the future.

Interest expense for the three months ended September 30, 2010 amounted to $252 compared to $63 for the comparative period ended September 30, 2009. Inasmuch as our operations are financed through borrowing, interest expense will increase each quarterly period and will continue to do so at least until we are able to acquire a target company.

Nine Months Ended September 30, 2010 compared to September 30, 2009

During the nine months ended September 30, 2010, our total general and administrative expenses were $22,512 compared to $549 during the nine months ended September 30, 2009. The significant difference between these two periods came about as a result of our preparation and filing of a registration statement with the Securities and Exchange Commission (“SEC”) and complying with the reporting requirements thereunder. We engaged in minimal business activity during the nine months ended September 30, 2009. We anticipate that we will incur approximately $5,000 in general and administrative expenses each quarterly period as a result of the reporting obligations under the Exchange Act.

Interest expense for the nine months ended September 30, 2010 amounted to $444 compared to $187 for the comparative period ended September 30, 2009. The principal sum on which interest is paid increased from $5,000 at January 1, 2009 to $26,000 at September 30, 2010. This substantial increase resulted from the legal and accounting fees we incurred in the preparation and filing of our registration statement with the SEC and complying with the reporting requirements thereunder.

Liquidity and Capital Resources:

Sources of Liquidity

We have no business operations and we do not have any assets with which we could secure our future capital borrowing requirements. We have relied on Joseph Nemelka, our sole officer (one of our two directors), to procure such capital as is necessary for us to remain operational and search for a target company. We have issued unsecured demand promissory notes for the cash we have received. Utilizing this method of funding our operations requires that we rely completely on the ability and capability of Mr. Nemelka and no assurance has been given to us by him that our liquidity requirements can be met through his efforts.

We do not carry life insurance or other type of insurance on Mr. Nemelka. If for some reason he were to become incapacitated or unable to perform his duties, we may not have sufficient capital available to pay those we retain to provide accounting, legal and other services in order for us to seek a target company and meet our reporting requirements. If Mr. Nemelka were to no longer function in this capacity, our board of directors may not be able to locate someone to provide management for the Company and to provide means to finance our operations. Additionally, there is no assurance that our board of directors will find another individual to serve the Company under our present financial condition and in the business objective we desire to pursue.

Additional potential sources of liquidity that are available to us arise from debt or equity securities that we may issue. Our board of directors may issue debt instruments and may issue our equity securities (common and preferred stock) without the approval of our stockholders. We have issued unsecured demand notes payable to two stockholders (including Mr. Nemelka) which have not been registered with the SEC and which are not freely transferable. We have no shares of our preferred stock outstanding and our common stock is not traded in the marketplace. Other than for purposes of acquiring a target company or in conjunction with the acquisition of a target company, we presently have no intention of issuing shares of our preferred or common stock to raise capital.

Current Capital Resources/Requirements

At September 30, 2010 we had $1,980 in cash available and no outstanding accounts payable. During the nine months ended September 30, 2010, net cash used in operations exceeded $20,000. Even though a large share of these costs was attributable to the filing of a registration statement on Form 10 with the SEC, we anticipate that future costs of compliance with SEC reporting requirements will result in annual costs of approximately $20,000 for legal, accounting and related costs. We do not anticipate that our compliance costs will decrease in the future and such costs are more likely to increase as the complexities of compliance become greater.

In addition, we anticipate that as we investigate the potential acquisition of a target company, costs will be incurred, the amount of which are presently not determinable. The investigation of a target company will likely require that we incur costs not previously encountered, such as travel, lodging, entertainment, and the retention of consultants and other professionals as we may determine necessary in order to adequately assess the viability of acquiring a target company. Incurring such costs may not result in any benefit to our Company and our shareholders. We may incur such costs and subsequently determine that the acquisition of the target company may ultimately not be in our best interest. Even if a target company is acquired by us by purchase or by some form of reorganization, no assurance can be given that a market for our common stock will result.

Current market conditions have resulted in a tightening of capital available for those entities that we would consider as being potential target companies. Current market conditions have also decreased our ability to acquire a target company because the number of potential suitors of target companies has increased. Consequently, a longer waiting period may ensue before a target company is willing to consider our Company as a reorganization candidate or may preclude us from ever finding a target company. Under these conditions, we will constantly be under the necessity to locate sufficient capital to fund our operational needs and to do so for an indefinite period of time. We have limited sources of capital available to us and have in the past relied on Mr. Nemelka, our sole officer who owns 87% of our common stock, to provide such capital. During the quarter ended September 30, 2010, we received $3,000 from a stockholder that owns 8% of our common stock. We don’t believe that we will be able to receive capital from individuals or entities other than from our existing stockholders.

Our need for capital may change dramatically if we acquire a target company. We currently have no understandings, commitments or agreements with respect to the acquisition of a target company and we may not be able to identify a target company in the future. Further, we may not be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any target company that we may acquire. If we should require additional capital in order to consummate the acquisition of a target company, we may sell shares of our common or preferred stock or utilize varying forms of debt financing.

Financing Risk

We have issued unsecured demand notes in the amount of $26,515 to finance our operations. We do not have the wherewithal to repay these notes nor do we have the financial means to defend the collection of these notes by the note holders. These notes are held by our stockholders who combined own 95% of our issued and outstanding common stock. Joseph Nemelka, who is one of our two directors, is the holder of $23,515 of these notes. We believe that the note holders have sufficient interest in our Company that they will not make demand on us for the payment of these notes. Nevertheless, they have not provided us with any assurance that demand will not be made for the payment of the notes. We are not able to assess the consequences to our Company if demand were made and we do not have the cash available to make payment of our obligation.

Going Concern Risk

Our audited financial statements as of December 31, 2009 and our unaudited financial statements as of September 30, 2010, have been prepared assuming that our Company will continue as a going concern. We have incurred losses from operations since our inception and we require additional funds for us to comply with our reporting requirements and to seek a target company. Our need for additional future financing raises substantial doubt regarding our ability to continue as a going concern. Nevertheless, our financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our Company has been and will continue to be dependent on Mr. Nemelka, our sole officer, to obtain additional capital in the future. We also rely on Mr. Nemelka to serve in this capacity without compensation. We are assuming that these arrangements will continue. A change in these circumstances would have a material adverse effect on our ability to continue as a going concern.

Off-Balance Sheet Arrangements:

During the nine months ended September 30, 2010, we did not engage in any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our President, who is also our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are furnished with this report:

10.1

Promissory Note dated October 11, 2010, to Joseph Nemelka

10.2

Promissory Note dated October 11, 2010, to GM/CM Family Partners LTD

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

Evetsco, Inc.

Date: October 21, 2010

By: /s/ Joseph Nemelka

 Joseph Nemelka, President

 (Principal Executive and Financial Officer)