Form 10-K
period 2010-12-31
Evetsco, Inc.
filed 2011-04-12
CIK 1437172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

   X  .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53271

Evetsco, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1466135
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

664 South Alvey Drive, Mapleton, UT	84664
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (801) 489-4802

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.      .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit an post such files).

Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X  .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   X  . No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of such common equity as of the last business day of the registrant’s most recently competed second fiscal quarter was $6,000.

The number of shares outstanding of the registrant’s common stock on March 14, 2011, was 2,300,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Forward-Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include the information concerning our search for an operating company, possible or assumed future operations, business strategies, need for financing, competitive position, potential growth opportunities, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, changes in regulation of shell or blank check companies; the general economic downturn; a further downturn in the securities markets; our ability to raise needed operating funds and continue as a going concern; and other risks and uncertainties.  Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected.  We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to identify and/or predict at this time or that we do not now expect to have a material adverse impact on our business.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our Company” refer to Evetsco, Inc., a Delaware corporation.

PART I

ITEM 1.  BUSINESS

 Overview and Development

Our Company was originally incorporated on November 27, 1996, in the State of Colorado as Oahu Enterprises Inc.  We changed corporate domicile to the State of Delaware on April 28, 2008, through the merger of the Colorado corporation into a Delaware corporation incorporated on January 15, 2008.  We have no subsidiaries.

In October 2006 we sold 2,000,000 shares to Joseph Nemelka for $11,000 in a transaction which changed the control of our Company from Gary J. McAdam to Mr. Nemelka.  At the time of the transaction, Mr. McAdam was the sole officer and director of the Company and was its principal shareholder.  In connection with the stock purchase, Mr. Nemelka assumed management of our Company and became the sole officer and director until 2010 when Mr. Nestripke became a director.  The purpose of this change of control was to alter the business of the Company and permit us to seek potential operating target companies to acquire, or to be acquired by, in order to generate material business operations.

In February 2007 we issued two 36-month promissory notes to Lorikeet, Inc. and 1st Orion Corporation, entities controlled by business associates of Mr. Nemelka.  Each note was in the principal amount of $2,500 with interest at the rate of 8% per annum.  Also, each note was convertible by the holder into 50,000 shares of our common stock.  In April 2008 each of the notes was converted into 50,000 shares in consideration of the $2,500 principal amount of each note plus accrued but unpaid interest in the amount of $240.

On June 10, 2008, we filed a registration statement on Form 10 to register our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We thereafter filed two quarterly reports on Form 10-Q for the quarters ended June 30, 2008, and September 30, 2008.  Because we had insufficient funds to prepare our financial statements and continue our reporting obligations under the Exchange Act, we filed a Form 15 to terminate our registration under the Exchange Act.  Thereafter, on May 18, 2010, we filed a registration statement on Form 10 to register our common stock pursuant to Section 12(g) of the Exchange Act.

On March 19, 2010, we reverse split the outstanding common stock of the Company at the rate of one share for each five shares outstanding.  Prior to the reverse stock split we had 11,500,000 shares outstanding and thereafter the number of outstanding shares was reduced to 2,300,000.  Unless otherwise stated herein, all outstanding shares designated herein, including the shares set forth in the transactions described above, give effect to this reverse stock split.

On October 11, 2010, we issued a promissory note to GM/CM Family Partners LTD, a 5% shareholder of our Company.  We also issued a promissory note to Joseph Nemelka, our President, a director and principal shareholder of our Company.  The principal amount of each promissory note is $3,000 and represents funds advanced to us by the parties on or about September 23, 2010.  Each promissory note bears interest at 5% per annum commencing September 23, 2010, and is due and payable on demand.  If demand is not made on or before December 31, 2012, each promissory note shall be due and payable without further demand 30 days thereafter.  Upon the occurrence of any event of default, the holder of the note may declare the unpaid principal amount of the note and interest thereon immediately due and payable.  Events of default shall include default in repayment of the note, our voluntary bankruptcy or reorganization, or resignation or replacement of the entire Board of Directors as constituted on October 5, 2010.

On January 10, 2011, we issued a $2,500 unsecured promissory demand note to GM/CM Family Partners LTD, a 5% shareholder of our Company. We also issued a $2,500 unsecured promissory demand note to Joseph Nemelka, our President, a director and principal shareholder of our Company. Each unsecured promissory demand note bears interest at 5% per annum commencing on January 10, 2011, and is due and payable on demand.  If demand is not made on or before December 31, 2012, each promissory note shall be due and payable without further demand 30 days thereafter. Upon the occurrence of any event of default, the holder of the note may declare the unpaid principal amount of the note and interest thereon immediately due and payable. Events of default shall include default in repayment of the note, our voluntary bankruptcy or reorganization, or resignation or replacement of the entire Board of Directors as constituted on January 10, 2011.

On March 17, 2011, we issued a $4,000 unsecured promissory demand note to GM/CM Family Partners LTD, a 5% shareholder of our Company. We also issued a $4,000 unsecured promissory demand note to Joseph Nemelka, our President, a director and principal shareholder of our Company. Each unsecured promissory demand note bears interest at 5% per annum commencing on March 17, 2011, and is due and payable on demand.  If demand is not made on or before December 31, 2012, each promissory note shall be due and payable without further demand 30 days thereafter.  Upon the occurrence of any event of default, the holder of the note may declare the unpaid principal amount of the note and interest thereon immediately due and payable.  Events of default shall include default in repayment of the note, our voluntary bankruptcy or reorganization, or resignation or replacement of the entire Board of Directors as constituted on March 17, 2011.

The Company has assets of nominal value consisting solely of cash and we have generated no revenue from operations since inception.  We are a “shell company” as defined pursuant to Rule 12b-2 under the Exchange Act.  We intend to seek to acquire the assets or voting securities of one or more other companies that are actively engaged in a business that generates revenues in exchange for securities of our Company, or to be acquired by such a company.  From time to time the Company has engaged in preliminary discussions with representatives of potential target companies.  However, we have not entered into any material negotiations or a letter of intent with any party and there are currently no agreements or arrangements with respect to any acquisition or material business transaction.

Business of the Company

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its current management, shareholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its management and their affiliates, as well as indirect associations between them and other business and professional people.  By relying on “word of mouth,” the Company may be limited in the number of potential acquisitions it can identify.  While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including a one-time cash payment, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements.  Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company will not restrict its search to any particular business, industry, or geographical location, and management may evaluate and enter into any type of business in any location.  The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems.  Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture’s product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately.  If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of our sole officer and our directors.  In analyzing prospective businesses, management intends to consider, to the extent applicable, the following: the available technical, financial, and managerial resources, working capital and other prospects for the future, the nature of present and expected competition, the quality and experience of management services which may be available and the depth of that management, the potential for further research, development, or exploration, the potential for growth and expansion, the potential for profit, the perceived public recognition or acceptance of products, services, or trade or service marks, name identification and other relevant factors.

The decision to participate in a specific business may be based on management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria.  It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor.  The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company’s control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company’s participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted.  The structure of the particular business acquisition will be approved by the Board of Directors and may not require the approval of the Company’s shareholders.  Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions.  Upon the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company.  In addition, it is anticipated that the current sole officer and our directors would resign in favor of new management designated by the target company without a vote of the Company’s stockholders.

In the event the Company enters into an acquisition transaction with another entity, the Company will be required to report the transaction in a Current Report on Form 8-K within four business days following the execution of the agreement, and any amendment thereto, and within four business days following the closing of the transaction.  In addition, because the Company is a shell company, if the transaction results in the Company no longer being a shell company, it will be required to file within four business days a Current Report on Form 8-K which includes the information that would be required if the Company were filing a general form for registration of securities on Form 10 reflecting the Company and its securities upon consummation of the transaction, including information on the new business and management of the Company after closing and audited financial statements of the acquired business.

In connection with the Company’s acquisition of a business, the present shareholders of the Company, including current management, may, as a negotiated element of the acquisition, sell a portion or all of the Company’s common stock held by them at a significant premium over their original investment in the Company.  It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of “restricted securities” held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company’s common stock that could result from substantial sales of such shares after the restrictions no longer apply.  As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company.  Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances.  Furthermore, the Company’s shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present stockholders of the Company, including current management, is a negotiated element of a future acquisition, a conflict of interest may arise because our sole officer will be negotiating for the acquisition on behalf of the Company and for sale of his or shareholders’ shares for his own or the shareholders’ respective accounts.  Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell shares at a price which is unacceptable to our directors, management may not sacrifice his or the shareholders’ financial interest for the Company to complete the transaction.  Where the business opportunity is not well suited, but the price offered management for the shares is high, management will be tempted to effect the acquisition to realize a substantial gain on the shares in the Company.  Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair.  Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interest of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws.  Securities, including shares of the Company’s common stock, issued by the Company in such a transaction would be “restricted securities” as defined in Rule 144 promulgated by the Securities and Exchange Commission.  Under amendments to Rule 144 recently adopted by the Commission, and which took effect on February 15, 2008, these restricted securities could not be resold under Rule 144 until the following conditions were met:  the Company ceased to be a shell company; it remained subject to the Exchange Act reporting obligations; filed all required Exchange Act reports during the preceding 12 months; and at least one year had elapsed from the time the Company filed “Form 10 information” reflecting the fact that it had ceased to be a shell company.  In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter.  It is also anticipated that management may negotiate for the registration of previously issued restricted shares, including or limited to, shares held by management.  Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company.  The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company’s securities in the future may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called “tax-free” event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the “Code”).  In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity.  In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity.  Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation.  Generally, the Company will be the acquiring corporation in such business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company’s voting securities.  It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity.  Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain substantially less than 50% of the issued and outstanding shares of the surviving entity.  It is anticipated that these shareholders would in fact retain less than 5% control of the Company after a reverse acquisition.

Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as a capital transaction by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements.  Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company’s operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. It is unlikely that current shareholders would be in control of the Company or that present management would be in control of the Company following the acquisition.  It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation.  In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company.  In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.  The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business.  There is no assurance that the Company will be successful in obtaining a suitable operating business.

Employees

The Company currently has no employees.  Joseph Nemelka, the Company’s President, a director, and the principal shareholder, will devote such time to the affairs of the Company as he deems appropriate.  Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses.  The future need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

Mr. Nemelka has three years of experience identifying and conducting reverse mergers and other transactions as contemplated by the Company.  Mr. Nemelka is not presently an officer or director of a shell company which is subject to and current in its reporting requirements of the Exchange Act although, as discussed below, he is an officer and/or director of Brownshire Holdings, Inc., IPO Alternative, Inc., and R New Ventures, Inc., each of which is a shell company which is either not subject to the reporting obligations of the Exchange Act or is delinquent in its reporting obligations.  He does not anticipate that his activities with these other non-reporting or delinquent entities would conflict with his fiduciary duty to our Company since he anticipates that he would only negotiate a reverse merger transaction with operating companies seeking a reverse merger with a reporting company current in its reporting obligations.

Mr. Nemelka is a director of Brownshire Holdings, Inc (“Brownshire”) which is presently delinquent in its SEC reporting obligations.  Because Brownshire is delinquent, Mr. Nemelka does not believe it presents a potential conflict with respect to Evetsco since until Brownshire updates its filings with the SEC, it would likely not be available for a reverse acquisition.  Further, Mr. Nemelka is only one of three directors of Brownshire and is not an officer of that company.  None of these other officers and directors of Brownshire is affiliated with Evetsco.  Brownshire was delinquent in its SEC filings at the time Mr. Nemelka became a director on December 31, 2008.  Mr. Nemelka has taken substantive efforts to try to facilitate Brownshire in becoming current in its reporting obligations, but Mr. Nemelka was unable to obtain the required information from the previous management.  Mr. Nemelka has finally obtained that information and is in the process of preparing the reports to bring Brownshire current in its reporting obligations. Mr. Nemelka anticipates effecting a reverse acquisition only with reporting companies that are current in their reporting obligations.  In the event Brownshire becomes current in its reporting obligations, he anticipates that he would present any prospective target company to both the Company and Brownshire but that he would abstain from voting as a director of Brownshire or the Company on the transaction.

Mr. Nemelka is associated with three reporting companies which have filed Form 15 notifications in regard to the termination of reporting obligations of these entities under the Exchange Act.  The following table sets forth the names of these entities, his office or offices with each entity, and the date on which the Form 15 was filed:

Company	Office(s)	Form 15 Filed
Evetsco, Inc.	President & Director	March 9, 2009
IPO Alternative, Inc.	President & Director	March 9, 2009
R New Ventures, Inc.	President & Director	March 9, 2009

None of these entities were delinquent in filing their reports at the time they terminated their reporting obligation.  Mr. Nemelka made the decision to File Form 15’s on these companies simply as a business decision based upon the costs associated with keeping the above companies current in their reporting obligations. After consulting with several shareholders, Mr. Nemelka determined that filing a Form 15 was in the best interest of the shareholders to reduce the costs of the companies.

Since 2008 Mr. Nemelka has advanced approximately $20,000 to the Company to meet its ongoing cash flow obligations, but there is no agreement or arrangement for Mr. Nemelka or any other party to advance additional funds in the future.  Although Mr. Nemelka has no current plans to cease filing required periodic reports for the Company or to file a Form 15 to terminate its reporting obligation, if he decides not to advance further funds to the Company and is unable to secure additional financing, he may determine that the costs associated with keeping the Company current exceed the amount he is willing to furnish or that the Company is able to secure and that the Company should terminate its reporting obligations, in which case the Company would cease filing periodic reports and file a Form 15.

Mr. Nemelka devotes an average of approximately one hour per week to the Company primarily reviewing corporate documents such as monthly bank statements, board and shareholder consents for funds advanced and issuances of promissory notes, and the promissory notes issued for these advances, and SEC filings.  At such time as a suitable target company is presented or identified, he anticipates that his time commitment would increase until the closing or abandonment of such transaction.

Commencing March 2010 we engaged Denny W. Nestripke, one of our directors, to provide services as our audit committee financial expert, for which we have agreed to pay him $400 per month.  He is also a director of Millstream Ventures, Inc. (“Millstream”), a shell company current in its SEC reporting obligations. Mr. Nestripke is neither an officer nor a shareholder of Millstream. He serves on the audit committee of both Millstream and our Company, with primary responsibility being that of providing independence between management and the auditor of those entities. He does not anticipate that his activities with Millstream would conflict with his fiduciary duty to our Company since the identification and evaluation of potential acquisitions in both entities would be the primary responsibility of the executive officer of each entity.

Other Information

We do not maintain an Internet address and we do not maintain an Internet website.  All information provided to the public with respect to our Company is filed with the Securities and Exchange Commission and can be located on the Internet at www.sec.gov/edgar.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer and therefore have elected not to provide the information required by this item.  Nevertheless, we have not received any written comments from the staff of the Securities and Exchange Commission in regard to our periodic or current reports.

ITEM 2. PROPERTIES

The Company has no office facilities and does not presently anticipate the need to lease commercial office space or facilities.  For now the office of Joseph Nemelka, the President, a director, and our principal shareholder, is being used as the Company address.  The Company may lease commercial office facilities in the future at such time as operations have developed to the point where the facilities are needed, but we have no commitments or arrangements for any facilities.  We have no commitment regarding the length of time the present arrangement may continue.

ITEM 3. LEGAL PROCEEDINGS

Our company is not a party to any legal proceedings reportable pursuant to this item.

ITEM 4. [Removed and Reserved]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock.  Our common stock is considered to be penny stock under rules promulgated by the SEC. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other  information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer.  With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

The Company has been a shell company since inception in 1996 and therefore there are no outstanding shares that could be sold pursuant to Rule 144.  Because we are a shell company, we are subject to the provisions of Rule 144(i) which limits reliance on the Rule by shareholders owning stock in a shell company.   Under current interpretations, unregistered shares issued since the Company’s inception cannot be resold under Rule 144 until the following conditions are met:  we cease to be a shell company; we remain subject to the reporting requirements of the Exchange Act; we file current “Form 10 information” with the SEC reflecting our status as an entity that is no longer a shell company; we file all required Exchange Act reports during the 12 months following such filing; and at least one year has elapsed from the time we filed the “Form 10 information” reflecting the fact that we had ceased to be a shell company.

There are no outstanding options, warrants, or other instruments convertible into shares of the Company’s common stock.  We have not granted piggyback registration rights for any outstanding shares and there are no shares that are being, or that have been publicly proposed to be, publicly offered by the Company.

Holders

At March 14, 2011, the Company had approximately 203 shareholders of record.  The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The Company has appointed Interwest Transfer Co., Inc., Salt Lake City, Utah to act as its transfer agent for its common stock.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the two fiscal years ended December 31, 2009, or in any subsequent period.  The Company does not anticipate or contemplate paying dividends on its common stock in the foreseeable future.  The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

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

Years Ended December 31, 2010 and 2009

During the year ended December 31, 2010, our total general and administrative expenses increased by $26,165, or 4,766%, from the prior year ended December 31, 2009.  This increase was a result primarily of audit and legal fees, payment of director fees, and costs associated with the registration statement on Form 10 and two subsequent quarterly reports on Form 10-Q filed during 2010.  No reports or director fees were filed or paid during the year ended December 31, 2009.

Liquidity and Capital Resources

At December 31, 2010 and 2009, we had $414 and $3,492, respectively, in total current assets consisting of cash and other receivables.  The receivable in the amount of $2,175 which consisted of a retainer paid to prior legal counsel was repaid following the end of first quarter 2010.  We had negative net working capital of $29,282 at December 31, 2010, and $1,796 at December 31, 2009.  We anticipate our expenses for 2011 will be approximately $12,000.  During the first quarter ended March 31, 2010, our president, Joseph Nemelka, advanced $5,000 to the Company for operating expenses.  In addition, he paid $303 for a filing fee by the Company, which we repaid to him in April 2010.  During the fourth quarter ended December 31, 2010, our President and a shareholder advanced a total of $6,000 for working capital, and during first quarter 2011, these parties advanced an additional $13,000.  At the present time management does not believe the Company has sufficient working capital to meet its needs for the next 12 months.  Therefore, management will seek financing through loans or sale of common stock.  Management anticipates that it may rely on advances from our president or shareholders to meet the Company’s short-term cash needs.  However, the Company has no agreements to that effect.

Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  We currently have no understandings, commitments or agreements with respect to the acquisition of any business venture, and we may not identify a business venture suitable for acquisition in the future.  Further, we may not be successful in consummating any acquisition on favorable terms or we may not be able to profitably manage any business venture we acquire.  Should we require additional capital for an acquisition, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Off-Balance Sheet Arrangements

During the years ended December 31, 2010 and 2009, we did not engage in any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have provided the financial statements required by this item immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in our registered public accounting firm nor have we had any disagreements with them regarding accounting and financial disclosures reportable pursuant to this item.

ITEM 9. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our President, Joseph Nemelka, who is our principal executive officer and our principal financial officer, has concluded, based on his evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13d-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the  rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2010, no information was required to be disclosed in a report on Form 8-K that was not reported on such form.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and age of, and position or positions held by, our sole executive officer and our two directors.

Name	Age	Position(s)	Director Since	Employment Background
Joseph Nemelka	42	Chairman, President, CEO, Secretary and Treasurer	2006

Joseph Nemelka has served as President, CEO, and Secretary/Treasurer of the Company since October 2006.  He is the owner, and has, since December 2006, served as sole officer and director of Traum-Urlaub, Inc., a business consulting firm located in Springville, Utah.  Since June 2006, Mr. Nemelka has been the sole officer and director of IPO Alternative, Inc., Springville, Utah, a shell company that filed a Form 10-SB with the SEC on January 16, 2007, and which was subject to the reporting requirements of the Exchange Act through March 9, 2009.  Since June 2006, Mr. Nemelka has been the sole officer and director of R New Ventures, Inc., Springville, Utah, a shell company that filed a Form 10-SB with the SEC on May 10, 2007, and which was subject to the reporting requirements of the Exchange Act through March 9, 2009. Since January 2009 Mr. Nemelka has been the director of Brownshire Holdings, Inc., a reporting company.  Mr. Nemelka’s primary responsibility with each of these shell companies is to locate a suitable business venture.  From October 2006 to December 2008, Mr. Nemelka was the sole officer and director of Perpetual Technologies, Inc., Springville, Utah, a shell company that filed a Form 10-SB with the SEC on January 10, 2008.  As sole officer and director of the shell company, Mr. Nemelka was primarily responsible for locating and negotiating acquisitions of new business operations for the company.  In December 2008, the company changed control and commenced new business operations.  From December 2008 until February 2010 Mr. Nemelka served as a director of Perpetual Technologies which was engaged as a consulting firm to others in the process of obtaining organic produce certification.  During December 2003, Mr. Nemelka founded Medical Imaging Solutions, Inc., dba Professional Radiology Solutions (“PRS”).  After founding PRS Mr. Nemelka was employed full time as President and since January 2007 has served part-time in such capacity.  He currently serves as a director and the President and CEO of PRS.  PRS offers solutions that help small and medium-sized hospitals, specialty clinics and imaging centers improve the standard of patient care through the acquisition of medical equipment, nighthawk and overread services, and workflow consulting. Mr. Nemelka received a B.A. in political science from Brigham Young University in 1993 and a J.D. degree from the University of Kansas School of Law in 1996.

Denny W. Nestripke	64	Director	2010

Mr. Nestripke has served as our audit committee financial expert since March 2010.  Since 2004 Mr. Nestripke has been a self-employed certified public accountant.  In addition, from 2006 through 2010, he was a part-time employee of Alpine Securities Corporation, a brokerage firm located in Salt Lake City, Utah, serving as its chief compliance officer for four months and testing its compliance with anti-money laundering procedures during his five years with the firm.  He is currently not registered with any FINRA firm.  He is also a director of Millstream Ventures, Inc., a shell company, and Ring Energy, Inc., an oil and gas exploration company, and from October 20, 2005 through May 7, 2006, was a director of Merilus, Inc., which are subject to the reporting requirements of the Exchange Act.  Mr. Nestripke graduated from the University of Utah with a Bachelor Science degree in accounting in 1977 and subsequently graduated with a Master of Science degree in family ecology in 2005 from the same institution.

Pursuant to Section 3.2 of our Bylaws, each director is elected to hold office until his or her successor is duly elected and qualified, or until his or her death, resignation, or removal.  Annual meetings of the stockholders, for the purpose of electing directors are to be held at such time each year as designated by the Board of Directors.  Officers of the Company are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of stockholders.  Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

Involvement in Certain Legal Proceedings

None of our directors executive officers has been involved in any legal proceedings during the past ten years, including a petition filed under Federal bankruptcy laws or any state insolvency law, any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, and any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization. Furthermore, none of our directors or executive officers has been convicted of or has pending any criminal proceedings (excluding traffic violations and other minor offenses).

Audit and Compensation Committees

During March 2010 we established an audit committee, with Mr. Nestripke serving as its sole member and as chairman.  At the time of Mr. Nestripke’s appointment, he was also designated as the Audit Committee Financial Expert.  Our audit committee has not established a charter.

We have a standing audit committee composed solely of Mr. Nestripke.  The Board of Directors has determined that Mr. Nestripke is an audit committee financial expert by virtue of his past experience which includes acting as the chief financial officer and employment as a certified public accountant.

We have no compensation or nominating committee.

Nominating Procedures

We do not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the Board of Directors.  We have not adopted a policy which permits security holders to recommend candidates for election as directors or a process for stockholders to send communications to the Board of Directors.

Code of Ethics

We have not adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We anticipate that upon commencement of business operations, we will adopt a Code of Ethics for these parties.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Joseph Nemelka has served as our chief executive officer since October 2006.  Neither Mr. Nemelka nor any other person received compensation from us during the years ended December 31, 2010 or 2009, which would be reportable pursuant to this item.

Equity Awards

Neither Mr. Nemelka nor any other person held any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2010 and 2009.

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers set forth above, for the last fiscal year ended December 31, 2010:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Total
Denny W. Nestripke	$4,000	$4,000

During the first quarter of the fiscal year ended December 31, 2010, we paid $400 to Mr. Nestripke as a fee for serving as our audit committee financial expert.  Thereafter we have agreed to pay him $400 per month so long as he serves as our audit committee financial expert.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information concerning the beneficial ownership of our common stock as of March 14, 2011, by (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group.  Unless otherwise designated, the address with respect to each of the individuals listed below is 664 South Alvey Drive, Mapleton, UT 84664.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Joseph Nemelka	2,000,000	87%
Denny W. Nestripke	0	0
Executive Officers and Directors as a Group (2 Persons)	2,000,000	87%
GM/CM Family Partners Ltd 14 Red Tail Drive Highlands Ranch, CO 80126	180,000	8%

(1)  This table is based upon information supplied by our management.  Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table.  As of the date of this table, there are no outstanding options or warrants.

(2)  Applicable percentages are based on 2,300,000 shares of our Common Stock outstanding on March 14, 2011.

Change of Control

We anticipate that a change of control will occur when a new business venture is acquired.  Our business plan is to seek and, if possible, acquire an operating entity through a reverse acquisition transaction with the operating entity.  By its nature, a reverse acquisition generally entails a change in management and principal shareholders of the surviving entity.  While management cannot predict the specific nature of the form of the reverse acquisition, it is anticipated that at the closing of the process, the current sole officer and the directors would resign in favor of persons designated by the operating company and that the shareholders of the operating entity would receive a controlling number of shares in our Company, thus effecting a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2010, we had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Joseph Nemelka, our sole officer, our principal shareholder, and one of our two directors, provides office space at no cost to us. This arrangement is not evidenced by a written agreement.  The arrangement may be terminated at any time by Mr. Nemelka.

In November 2008 Mr. Nemelka advanced $5,000 and in March 2010 he again advanced $5,000 to the Company for its operating expenses.  During March 2010, Mr. Nemelka paid $303 in filing fees on behalf of the Company, which was repaid to him without interest in April 2010.  In July 2010 we issued an unsecured demand promissory note to Joseph Nemelka, our sole officer, a director, and the principal shareholder of the Company.  The principal amount of the note is $20,515.40 and bears interest at 5% per annum.  The note evidences advances made by Mr. Nemelka to the company as follows:  $5,000 in November 2008; $5,000 in March 2010, $10,000 in July 2010; and interest in the amount of $515.40 on the prior advances.

On October 11, 2010, we issued a promissory note to GM/CM Family Partners LTD, a 5% shareholder of our Company.  We also issued a promissory note to Joseph Nemelka, our President, a director and principal shareholder of our Company.  The principal amount of each promissory note is $3,000 and represents funds advanced to us by the parties on or about September 23, 2010.  Each promissory note bears interest at 5% per annum commencing September 23, 2010, and is due and payable on demand.  If demand is not made on or before December 31, 2012, each promissory note shall be due and payable without further demand 30 days thereafter.  Upon the occurrence of any event of default, the holder of the note may declare the unpaid principal amount of the note and interest thereon immediately due and payable.  Events of default shall include default in repayment of the note, our voluntary bankruptcy or reorganization, or resignation or replacement of the entire Board of Directors as constituted on October 5, 2010.

On January 10, 2011, we issued a $2,500 unsecured promissory demand note to GM/CM Family Partners LTD, a 5% shareholder of our Company. We also issued a $2,500 unsecured promissory demand note to Joseph Nemelka, our President, a director and principal shareholder of our Company. Each unsecured promissory demand note bears interest at 5% per annum commencing on January 10, 2011, and is due and payable on demand.  If demand is not made on or before December 31, 2012, each promissory note shall be due and payable without further demand 30 days thereafter. Upon the occurrence of any event of default, the holder of the note may declare the unpaid principal amount of the note and interest thereon immediately due and payable. Events of default shall include default in repayment of the note, our voluntary bankruptcy or reorganization, or resignation or replacement of the entire Board of Directors as constituted on January 10, 2011.

On March 17, 2011, we issued a $4,000 unsecured promissory demand note to GM/CM Family Partners LTD, a 5% shareholder of our Company. We also issued a $4,000 unsecured promissory demand note to Joseph Nemelka, our President, a director and principal shareholder of our Company. Each unsecured promissory demand note bears interest at 5% per annum commencing on March 17, 2011, and is due and payable on demand.  If demand is not made on or before December 31, 2012, each promissory note shall be due and payable without further demand 30 days thereafter.  Upon the occurrence of any event of default, the holder of the note may declare the unpaid principal amount of the note and interest thereon immediately due and payable.  Events of default shall include default in repayment of the note, our voluntary bankruptcy or reorganization, or resignation or replacement of the entire Board of Directors as constituted on March 17, 2011.

Promoters and Control Persons

In October 2006 Joseph Nemelka acquired control of our Company through the purchase of 2,000,000 shares for $11,000.  In connection with the stock purchase, Mr. Nemelka assumed management of our Company and became the sole officer and director until 2010 when Denny Nestripke also became a director.  Except for the loans of $10,000 to the Company by Mr. Nemelka in 2008, the payment of $303 in filing fees in 2010, and his service as President of the Company, we have not received or anticipate receiving any assets, services, or other consideration from Mr. Nemelka.  Prior to October 2006, Gary J. McAdam controlled the Company.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  As a result, we have adopted the independence standards of the NYSE Amex Equities, formerly known as the American Stock Exchange, to determine the independence of our directors and directors serving on any committees.  Section 303A of the NYSE Listed Company Manual provides that a director would not qualify as “independent” unless the board of directors affirmatively determines that the director has no material relationship with the company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company) or if certain other enumerated relationships would affect the person’s independence.  Our Board of Directors has determined that Denny W. Nestripke, one of our directors, is independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for the fiscal years ended December 31, 2010 and 2009 by our independent registered public accounting firm were as follows:

Fiscal Year	Amount
2010	$ 11,200
2009	$ 11,200

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees. We were not billed any such fees.

Tax fees are comprised of amounts billed for the preparation of our federal and state tax returns. We were not billed any such fees.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm, of which there were none. We were not billed any such fees.

Audit Committee

Our Audit Committee has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services.  Our Audit Committee pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Financial Statements Index

Page
Report of Independent Registered Public Accounting firm	F-1
Balance Sheets as of December 31, 2010 and 2009	F-2
Statements of Operations for the years ended December 31, 2010 and 2009 and from the Commencement of Development Stage Activities (October 10, 2006) through December 31, 2010	F-3
Statements of Changes in Stockholders’ Deficit from the Commencement of Development Stage Activities (October 10, 2006) through December 31, 2010	F-4
Statements of Cash Flows for the years ended December 31, 2010 and 2009 and from the Commencement of Development Stage Activities (October 10, 2006) through December 31, 2010	F-5
Notes to Audited Financial Statements for the years ended December 31, 2010 and 2009	F-6

Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1	Agreement and Plan of Merger dated February 8, 2008	Form 10	000-53271	2.1	5/18/10
3.1	Articles of Incorporation	Form 10	000-53271	3.1	5/18/10
3.2	Certificate of Merger	Form 10	000-53271	3.2	5/18/10
3.3	Certificate of Amendment for 1:5 reverse stock split	Form 10	000-53271	3.3	5/18/10
3.4	Bylaws	Form 10	000-53571	3.4	5/18/10
10.1	Promissory Note dated July 15, 2010	Form 10/A	000-53271	10.1	8/2/10
10.2	Promissory Note dated October 11, 2010, to Joseph Nemelka	10-Q	000-53271	10.1	10/22/10
10.3	Promissory Note dated October 11, 2010, to GM/CM Family Partners LTD	10-Q	000-53271	10.2	10/22/10
10.4	Promissory Note dated January 10, 2011, to GM/CM Partners					X
10.5	Promissory Note dated January 10, 2011, to Joseph Nemelka					X
10.6	Promissory Note dated March 17, 2011, to GM/CM Partners					X
10.7	Promissory Note dated March 17, 2011, to Joseph Nemelka					X
31.1	Rule 13a-14(a) Certification by Principal Executive and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Principal Financial Officer					X

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evetsco, Inc.

Date: April 11, 2011

By:/s/ Joseph Nemelka

      Joseph Nemelka, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Joseph Nemelka Joseph Nemelka	Director & President (Principal Executive, Financial, and Accounting Officer)	April 11, 2011
/s/ Denny W. Nestripke Denny W. Nestripke	Director	April 11, 2011

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Audit Committee

Evetsco, Inc.
Springville, Utah

We have audited the balance sheets of Evetsco, Inc. (the "Company") as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended and for the period from October 10, 2006 (commencement of development stage activities) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evetsco, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from October 10, 2006 (commencement of development stage activities) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, has liquidity problems, and requires additional funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 8, 2011

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

Evetsco, Inc.
(a development stage company)
Balance Sheets

	December 31,
	2010	2009

Assets:
Current Assets:
Cash in bank	$414	$1,317
Other receivables	-	2,175
Total Current Assets	$414	$3,492

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$2,636	$-
Principal payable to related parties	26,515	5,000
Interest payable to related parties	545	288
Total Current Liabilities	29,696	5,288

Stockholders' Deficit:
Preferred stock, 10,000,000 shares $0.001 par value
authorized, no shares issued and outstanding	-	-
Common stock, 200,000,000 shares $0.001 par value
authorized, 2,300,000 shares issued and outstanding	2,300	2,300
Paid in capital	14,521	14,521
Retained deficit	(331)	(331)
Deficit accumulated during the development stage	(45,772)	(18,286)
Total Stockholders' Deficit	(29,282)	(1,796)
Total Liabilities and Stockholders' Deficit	$414	$3,492

The accompanying notes are an integral part of these financial statements.

Evetsco, Inc.
(a development stage company)
Statements of Operations

			From the Date of
			Commencement
			of Development
			Stage Activities
	For the Years Ended		(October 10, 2006)
	December 31,		through
	2010	2009	December 31, 2010

Revenue	$-	$-	$-

General and Administrative Expenses:
Accounting	11,200	112	24,194
Director fees	4,000	-	4,000
Legal	9,350	437	12,453
Other	2,164	-	4,832
Total General and
Administrative Expenses	26,714	549	45,479

Other Income (Expense):
Interest income	-	-	1,265
Interest expense	(772)	(250)	(1,558)
Total Other Income and (Expense)	(772)	(250)	(293)

Net Loss	$(27,486)	$(799)	$(45,772)

Net Loss per Basic and Fully Diluted
Share of Common Stock	$(0.01)	$(0.00)

Weighted Average Number of Basic
and Fully Diluted Shares of
Common Stock Outstanding	2,300,000	2,300,000

The accompanying notes are an integral part of these financial statements.

Evetsco, Inc. (a development stage company) Statements of Changes in Stockholders' Deficit From the Date of Commencement of Development Stage Activities (October 10, 2006) through December 31, 2010

						Deficit
						Accumulated
				Stock		During the	Total
	Common Stock		Paid in	Subscription	Retained	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Stage	Deficit
Balance at commencement of development stage activities October 10, 2006	2,200,000	$2,200	$9,131	$(11,000)	$(331)	$-	$-
Cash received	-	-	-	1,000	-	-	1,000
Interest on stock subscription	-	-	-	(183)	-	-	(183)
Net loss for period	-	-	-	-	-	(1,917)	(1,917)

Balance, December 31, 2006	2,200,000	2,200	9,131	(10,183)	(331)	(1,917)	(1,100)
Cash received	-	-	10	-	-	-	10
Interest on stock subscription	-	-	-	(800)	-	-	(800)
Net loss for year	-	-	-	-	-	(47)	(47)

Balance, December 31, 2007	2,200,000	2,200	9,141	(10,983)	(331)	(1,964)	(1,937)
Interest on stock subscription	-	-	-	(200)	-	-	(200)
Cash received	-	-	-	11,183	-	-	11,183
Stock issued upon conversion of note payable at $0.05per share	100,000	100	5,380	-	-	-	5,480
Net loss for year	-	-	-	-	-	(15,523)	(15,523)

Balance, December 31, 2008	2,300,000	2,300	14,521	-	(331)	(17,487)	(997)
Net loss for year	-	-	-	-	-	(799)	(799)

Balance, December 31, 2009	2,300,000	2,300	14,521	-	(331)	(18,286)	(1,796)
Net loss for year	-	-	-	-	-	(27,486)	(27,486)

Balance, December 31, 2010	2,300,000	$2,300	$14,521	$-	$(331)	$(45,772)	$(29,282)

The accompanying notes are an integral part of these financial statements.

Evetsco, Inc.
(a development stage company)
Statements of Cash Flows

			From the Date of Commencement
	For the Years Ended		of Development Stage Activities
	December 31,		(October 10, 2006)through
	2010	2009	December 31, 2010

Operating activities:
Net loss	$(27,486)	$(799)	$(45,772)
Adjustment to reconcile net loss to
net cash position:
Interest forgiveness upon
conversion of note payable	-	-	480
Changes in operating assets and
liabilities:
Other receivables	2,175	-	-
Accounts payable	2,636	(1,218)	2,636
Interest payable to related party	772	250	1,060
Net Cash Used for
Operating Activities	(21,903)	(1,767)	(41,596)

Financing Activities:
Contributed capital	-	-	10
Stock subscription received	-	-	11,000
Amounts received from related parties	21,303	-	26,303
Amounts returned to related parties	(303)	-	(303)
Proceeds from convertible note	-	-	5,000
Net Cash Provided by
Financing Activities	21,000	-	42,010

Net Increase (Decrease) in Cash	(903)	(1,767)	414
Net cash at beginning of period	1,317	3,084	-
Net Cash at End
of Period	$414	$1,317	$414

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Interest payable converted to principal
balance on related party loan	$515	$-	$515

The accompanying notes are an integral part of these financial statements.

Evetsco. Inc.

(a development stage company)

Notes to Financial Statements

December 31, 2010 and 2009

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Organization – On January 15, 2008, Evetsco, Inc., (the “Company”) was incorporated under the laws of the State of Delaware. Originally incorporated as Oahu Enterprises, Inc. under the laws of the State of Colorado on November 27, 1996, the Company became a Delaware corporation pursuant to an Agreement and Plan of Merger (“Agreement”) dated February 8, 2008. Pursuant to the Agreement, the par value of both the preferred stock and common stock was changed from no par value to $0.001 par value and the number of shares authorized for issuance was increased to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. By consent of a majority of the Company’s stockholders, a one for five (1:5) reverse split of the issued and outstanding common stock was effected on March 19, 2010. The accompanying financial statements reflect the aforementioned changes for all periods presented. Dollar amounts used and shares issued to effect this change were cancelled upon completion of the transaction with no effect on the capitalization of the Company and the authorized shares of the Company were not reduced.

Basis of Presentation – From November 27, 1996 through October 10, 2006, the Company conducted no capital raising activities and undertook minimal business activities. Any capital used for incidental purposes was contributed by a stockholder of the Company. On October 10, 2006, 2,000,000 shares of common stock were issued for a $11,000 stock subscription note receivable bearing interest at 8% per annum. During October 2006, $1,000 of this note was received and during April and May 2008, the balance of $10,000 plus interest of $1,183 was received. On October 10, 2006 all old officers and directors of the Company resigned and the purchaser of the 2,000,000 shares of common stock became the Company’s sole officer and director. Thus a change of control occurred at that time and October 10, 2006 is considered the commencement of the Company’s current development stage activities for accounting purposes.

Business Purpose – The Company is a public shell corporation having a business objective to acquire an operating business.

Going Concern – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since inception, the Company has not generated any revenue and has earned interest only incidental to a stock subscription note receivable. As of December 31, 2010, the Company’s financial position is not sufficient to fund its planned business objective for an extended period of time. In January and March 2011, the Company received cash in the amount of $5,000 and $8,000, respectively, from related parties (see Note 5: Subsequent Events). The Company is dependent on its sole officer to provide sufficient capital, or obtain such capital from other sources, as may be required in the future. The Company also relies on its sole officer to serve in this capacity without compensation. It is assumed that these arrangements will continue, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents – The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank at a single financial institution.

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

Evetsco. Inc.

(a development stage company)

Notes to Financial Statements

December 31, 2010 and 2009

Note 1: Basis of Presentation and Summary of Significant Accounting Policies (continued)

Net Loss per Basic and Fully Diluted Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The Company has no potentially dilutive securities or derivative instruments outstanding.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes. The Company has a net operating loss carry forward at December 31, 2010 of approximately $46,000 that expires if unused through 2030. A deferred tax asset in the amount of $15,640 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $9,311 and $272 for the years ended December 31, 2010 and 2009, respectively. The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Recently Enacted Accounting Pronouncements – The Company has reviewed all accounting standards issued subsequent to these financial statements in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that no recently enacted accounting pronouncements have a significant effect on these financial statements as presented.

Note 2: Capital Stock

On October 10, 2006, the Company issued 2,000,000 shares of common stock for a $11,000 stock subscription note receivable bearing simple interest at 8% per annum. These shares were issued to the newly appointed director of the Company in conjunction with the resignation of the prior board of directors and resulted in a change of control of the Company. Subsequently, during the month of October 2006, $1,000 of this note was received and during April and May 2008, the balance of $10,000 plus interest of $1,183 was received.

The Company’s current business objective as a public shell corporation is to seek to acquire an operating business. If successful, such business activity will likely result in the issuance of shares of the Company’s common and/or preferred stock, which the Company’s board of directors may authorize for issuance without the approval of the Company’s stockholders. The Company’s shares of preferred stock may be issued in series, with such designations, preferences, stated values, rights, qualifications or limitations as determined solely by the Company’s board of directors.

Note 3: Convertible Notes Payable

In February 2007, the Company entered into two $2,500 unsecured convertible notes payable ($5,000 total) due in February 2010, bearing interest at the rate of 8% per annum. The note holders were given the option to convert these notes and accrued interest into a combined total of 100,000 shares of common stock. In April 2008, the note holders elected to convert these notes into 100,000 shares of common stock. As a result, $480 which had been accrued as a liability for interest expense was not paid by the Company.

Evetsco. Inc.

(a development stage company)

Notes to Financial Statements

December 31, 2010 and 2009

Note 4: Related Party Transactions

On October 10, 2006, the Company issued 2,000,000 shares of common stock for a $11,000 stock subscription note receivable bearing simple interest at 8% per annum. These shares were issued to the newly appointed director of the Company in conjunction with the resignation of the prior board of directors and resulted in a change of control of the Company. Subsequently, during the month of October 2006, $1,000 of this note was received and during April and May 2008, the balance of $10,000 plus interest of $1,183 was received.

On November 6, 2008 and again on March 23, 2010, the Company received $5,000 (for a total of $10,000) from its sole officer, who is currently one of two directors of the Company, and who owns approximately 87% of the Company’s currently issued and outstanding common stock. The Company had accrued and recorded interest at the rate of 5% per annum with respect to these amounts, even though no formal note agreement was entered into at the time of the receipt of these funds. During July 2010 the Company received an additional $10,000 from this same individual resulting in a total principal balance of $20,000. On July 15th, 2010, the Company entered into an unsecured promissory demand note with its sole officer for a principal amount of $20,000 and interest on amounts which had been accrued of $515, for a total of $20,515. Future interest will not accrue on the $515; however, interest will accrue on the principal amount of $20,000 at a rate of 5% per annum.

On October 11, 2010, the Company issued an unsecured demand promissory note to a 5% stockholder of the Company and to the Company’s sole officer and one of two directors, each in the amount of $3,000 cash received by the Company in September 2010 (total of $6,000). Each note bears interest at 5% per annum commencing on September 23, 2010, and is due and payable on demand.

At December 31, 2010, the Company had outstanding demand notes payable to related parties in the amount of $26,515, of which $23,000 was due to its sole officer and one of two directors for cash received by the Company; $515 was due to its sole officer and one of two directors for accrued interest converted into a note payable; and $3,000 was due to a stockholder for cash received by the Company. At December 31, 2010, the Company had interest payable to related parties in the amount of $545, of which $504 was payable to its sole officer and one of two directors and $41 was payable to a stockholder.

At December 31, 2009, the Company had a sum of $5,000 which was due to its sole officer and one of two directors for cash received by the Company and $288 of interest payable to the same individual for interest which had accrued on this amount.

In addition to the foregoing, the Company’s sole officer paid filing fees for the Company in the amount of $303 during March 2010. During April 2010, this amount was returned without interest.

On January 10, 2011, the Company issued a promissory note to a 5% stockholder of the Company and to the Company’s sole officer and one of two directors, each in the amount of $2,500 cash received by the Company at that time (total of $5,000). Each note bears interest at 5% per annum and is due and payable on demand.

Note 5: Subsequent Events

On January 10, 2011, the Company issued a promissory note to a 5% stockholder of the Company and to the Company’s sole officer and one of two directors, each in the amount of $2,500 cash received by the Company at that time (total of $5,000). Each note bears interest at 5% per annum and is due and payable on demand.

On March 17, 2011, the Company issued a promissory note to a 5% stockholder of the Company and to the Company’s sole officer and one of two directors, each in the amount of $4,000 cash received by the Company at that time (total of $8,000). Each note bears interest at 5% per annum and is due and payable on demand.

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued and has determined that there are no events that would require additional disclosure in these financial statements.