Form 10-Q
period 2011-03-31
Evetsco, Inc.
filed 2011-05-13
CIK 1437172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from

 to

Commission File Number 000-53271

EVETSCO, INC.
(Exact Name of registrant as specified in its charter)

Delaware	84-1466135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

664 South Alvey Drive , Mapleton, UT	84664
(Address of principal executive offices)	(Zip Code)

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

Yes  X . No      .

2,300,000 shares of the issuer’s common stock, $.001 par value, were outstanding at May 9, 2011.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Balance Sheets, March 31, 2011 (unaudited) and December 31, 2010	3

Unaudited Statements of Operations, for the three months ended March 31, 2011 and 2010 and from the date of commencement of development stage activities (October 10, 2006) through March 31, 2011	4

Unaudited Statements of Cash Flows, for the three months ended March 31, 2011 and 2010 and from the date of commencement of development stage activities (October 10, 2006) through March 31, 2011	5

Notes to Unaudited Financial Statements, March 31, 2011	6-7

Evetsco, Inc.

(a development stage company)

Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets:
Current Assets:
Cash in bank	$5,091	$414
Total Current Assets	$5,091	$414

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$956	$2,636
Principal payable to related party	39,515	26,515
Interest payable to related party	942	545
Total Current Liabilities	41,413	29,696

Stockholders' Deficit:
Preferred stock, 10,000,000 shares $0.001 par value
authorized, no shares issued and outstanding at March
31, 2011 (unaudited), and at December 31, 2010,
respectively	-	-
Common stock, 200,000,000 shares $0.001 par value
authorized, 2,300,000 shares issued and outstanding at
March 31, 2011 (unaudited), and at December 31, 2010,
respectively	2,300	2,300
Paid in capital	14,521	14,521
Retained deficit	(331)	(331)
Deficit accumulated during the development stage	(52,812)	(45,772)
Total Stockholders' Deficit	(36,322)	(29,282)
Total Liabilities and Stockholders' Deficit	$5,091	$414

The accompanying notes are an integral part of these financial statements.

Evetsco, Inc.

(a development stage company)

Unaudited Statements of Operations

			From the Date of
			Commencement
			of Development
			Stage Activities
	For the Three Months Ended		(October 10, 2006)
	March 31,		through
	2011	2010	March 31, 2011

Revenue	$-	$-	$-

General and administrative
expenses:
Accounting	3,200	3,200	27,394
Director fees	1,200	400	5,200
Legal and related	1,428	1,843	16,634
Transfer agent fees	813	28	2,336
Other	2	1	558
Total general and
administrative expenses	6,643	5,472	52,122

Other Income (expense):
Interest income	-	-	1,265
Interest expense	(397)	(67)	(1,955)

Total other income and (expense)	(397)	(67)	(690)

Net Loss	$(7,040)	$(5,539)	$(52,812)

Net loss per share
of common stock	$(0.00)	$(0.00)

Weighted average number of
common stock outstanding	2,300,000	2,300,000

The accompanying notes are an integral part of these financial statements.

Evetsco, Inc.

(a development stage company)

Unaudited Statements of Cash Flows

			From the Date of
			Commencement
			of Development
			Stage Activities
	For the Three Months Ended		(October 10, 2006)
	March 31,		through
	2011	2010	March 31, 2011

Operating Activities:
Net loss	$(7,040)	$(5,539)	$(52,812)
Adjustment to reconcile net
loss to net cash position:
Interest forgiveness upon conversion of
note payable	-	-	480
Changes in operating assets and liabilities:
Accounts payable	(1,680)	1,541	956
Interest payable to related party	397	67	1,457
Net cash used for
operating activities	(8,323)	(3,931)	(49,919)

Financing Activities:
Contributed capital	-	-	10
Stock subscription received	-	-	11,000
Amounts received from related parties	13,000	5,303	39,303
Amounts returned to related parties	-	-	(303)
Proceeds from convertible note	-	-	5,000
Net cash provided by financing activities:	13,000	5,303	55,010

Net increase (decrease) in cash	4,677	1,372	5,091
Net cash at beginning of Period	414	1,317	-
Net cash at end of Period	$5,091	$2,689	$5,091

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Interest payable converted to
principal balance on related party loan	$-	$-	$515

The accompanying notes are an integral part of these financial statements.

Evetsco, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

March 31, 2011

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Evetsco, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate and sufficient to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Form 10-K report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Note 2: Summary of Significant Accounting Policies

Organization – On January 15, 2008, the Company was incorporated under the laws of the State of Delaware. Originally incorporated as Oahu Enterprises, Inc. under the laws of the State of Colorado on November 27, 1996, the Company became a Delaware corporation pursuant to an Agreement and Plan of Merger (“Agreement”) dated February 8, 2008. By consent of a majority of the Company’s stockholders, a one for five (1:5) reverse split of the issued and outstanding common stock was effected on March 19, 2010. The accompanying financial statements reflect the aforementioned change for all periods presented. Dollar amounts used and shares issued to effect this change were cancelled upon completion of the transaction with no effect on the capitalization of the Company and the authorized shares of the Company were not reduced.

Business Purpose – The Company is a public shell corporation having a business objective to acquire an operating business.

Going Concern – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since inception, the Company has not generated any revenue and has earned interest only incidental to a stock subscription note receivable. As of March 31, 2011, the Company’s financial position is not sufficient to fund its existing current liabilities to related parties and/or its planned business objective, without the receipt of additional equity or debt capital. The Company is dependent on its sole officer to provide sufficient capital (either through him or others) in the future as may be required. The Company also relies on its sole officer to serve in his capacity as an officer and director without compensation. It is assumed that these arrangements will continue, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Loss per Share of Common Stock – The net loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The Company does not have any outstanding financial instruments that would result in a dilution of its net loss per share of common stock.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes. The Company has a net operating loss carry forward at March 31, 2011 of approximately $53,000 that expires if unused through 2031. A deferred tax asset in the amount of $17,956 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $2,394 and $1,883 for the three months ended March 31, 2011 and 2010, respectively. The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at March 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Recently Enacted Accounting Pronouncements – The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes none of these pronouncements will have a significant effect on these financial statements as presented.

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

Note 4: Related Party Transactions

The Company has received cash at various times from its sole officer, who is currently one of two directors of the Company, and who owns approximately 87% of the Company’s currently issued and outstanding common stock. These cash advances and $515 of interest were converted into several demand notes payable. The principal amount of these notes was $30,015 and $23,515, at March 31, 2011 and December 31, 2010, respectively. Interest on the principal amount has accrued at the rate of 5% per annum. Interest payable was $829 and $504 at March 31, 2011 and December 31, 2010, respectively. No payments for interest have been made. Also, see Note 5.

Since September 2010, the Company has issued three promissory notes to a 5% stockholder of the Company for cash received. These notes bear interest at 5% per annum and are due on demand. The principal amount of these notes was $9,500 and $3,000 at March 31, 2011 and December 31, 2010, respectively. Interest payable was $113 and $41 at March 31, 2011 and December 31, 2010, respectively. No payments for interest have been made.

Note 5: Subsequent Events

On May 6, 2011, the Company issued a $1,000 demand promissory note, bearing interest at 5% per annum, to its sole officer who is currently one of two directors of the Company and who owns approximately 87% of the Company’s currently issued and outstanding common stock, for cash received. If demand is not made on or before December 31, 2012, the promissory note shall be due and payable without further demand 30 days thereafter. Upon the occurrence of any event of default, the holder of the note may declare the unpaid principal amount of the note and interest thereon immediately due and payable. Events of default shall include default in repayment of the note, voluntary bankruptcy or reorganization of the Company, or resignation or replacement of the entire Board of Directors as constituted on May 6, 2011.

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued and has determined that there are no other events that would require additional disclosure in these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this Form 10-Q report.

Forward-Looking Statements

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

General

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

Results of Operations

Three Months Ended March 31, 2011 compared to March 31, 2010

For the three months ended March 31, 2011 and for the three months ending March 31, 2010, our total general and administrative expenses were $6,643 and $5,472, respectively, and represent an increase of $1,171. This increase resulted primarily from retaining Denny W. Nestripke as director of the Company and sole audit committee member during the full quarter of 2011 and only for one month during 2010. Mr. Nestripke is being paid $400 per month for his services in this capacity.

For the three months ended March 31, 2011 and for the three months ending March 31, 2010, our interest expense was $397 and $67, respectively, and represents an increase of $330. Inasmuch as our operations are financed through borrowing, interest expense will increase each quarterly period and will continue to do so at least until we are able to acquire a target company. Interest expense is being accrued at a rate of 5% per annum on a principal balance of $39,515 at March 31, 2011 and subsequently, on May 6, 2011, we borrowed an additional $1,000, at the same interest rate.

Liquidity and Capital Resources

Sources of Liquidity

We have no business operations and we do not have any assets with which we could secure our future capital borrowing requirements. We have relied on Joseph Nemelka, our sole officer (one of our two directors), to procure such capital as is necessary in order for us to remain operational and search for a target company. We have issued unsecured demand promissory notes for the cash we have received. Utilizing this method of funding our operations requires that we rely completely on the ability and capability of Mr. Nemelka and no assurance has been given to us by him that our liquidity requirements can be met through his efforts. As of March 31, 2011, we have received a total of $29,500 from him and $9,500 from a 5% shareholder of the Company and have issued unsecured demand promissory notes to them bearing interest at 5% per annum. In addition, during July 2010, $515 of interest due to Mr. Nemelka was converted into a note payable bearing interest at 5% per annum.

We do not carry life insurance or other type of insurance on Mr. Nemelka. If for some reason he were to become incapacitated or unable to perform his duties, we may not have sufficient capital available to pay those we retain to provide accounting, legal and other services in order for us to seek a target company and meet our reporting requirements. If Mr. Nemelka were to no longer function in this capacity, our board of directors may not be able to locate someone to provide management for the Company and to provide means to finance our operations. Additionally, there is no assurance that our board of directors will find one or more other individuals to serve the Company under our present financial condition and in the business objective we desire to pursue. Furthermore, the demand note payable that we have issued provides that upon the occurrence of any event of default, the holder of these notes may declare the unpaid principal amount of the note and interest thereon immediately due and payable. Events of default include default in repayment of the note, voluntary bankruptcy or reorganization of the Company, or resignation or replacement of the entire Board of Directors as constituted on the date the notes were issued.

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

Current Capital Resources/Requirements

At March 31, 2011, we had $5,091 in cash available and accounts payable due in the amount of $956. During the three months ended March 31, 2011, net cash used in operations exceeded $8,000.  We anticipate that future costs of compliance with SEC reporting requirements will result in annual costs of approximately $20,000 for legal, accounting and related costs. We do not anticipate that our costs to comply with SEC reporting requirements to decrease in the future and such costs are more likely to increase as the complexities of compliance become greater.

In addition, we anticipate that as we investigate the potential acquisition of a target company, costs will be incurred, the amounts which are presently not determinable. The investigation of a target company will likely require that we incur costs not previously encountered, such as travel, lodging, entertainment, and the retention of consultants and other professionals as we may determine necessary in order to adequately assess the viability of acquiring a target company. Incurring such costs may not result in any benefit to our Company and our shareholders. We may incur such costs and subsequently determine that the acquisition of the target company may ultimately not be in our best interest. As previously stated, there is no market for the sale of our common stock and even if a target company is acquired by us by purchase or by some form of reorganization, no assurance can be given that a market for our common stock will result.

Current market conditions have resulted in a tightening of capital available for those entities that we would consider as being potential target companies. Current market conditions have also decreased our ability to acquire a target company because the number of potential suitors of target companies has increased. Consequently, a longer waiting period may ensue before a target company is willing to consider our Company as a reorganization candidate or may preclude us from ever finding a target company. Under these conditions, we will constantly be under the necessity to locate sufficient capital to fund our operational needs and to do so for an indefinite period of time. We have limited sources of capital available to us and have in the past relied on Mr. Nemelka, our sole officer who owns 87% of our common stock, to provide such capital to us, either from him or others. During the quarter ended March 31, 2011, we received funds from Mr. Nemelka and from a 5% stockholder of our Company. We do not believe that we will be able to receive capital from individuals or entities other than from our existing stockholders. We presently do not intend to issue shares of our common or preferred stock in order to obtain cash to fund our operations.

Our need for capital may change dramatically if we acquire a target company. We currently have no understandings, commitments or agreements with respect to the acquisition of a target company and we may not be able to identify a target company in the future. Further, we may not be successful in consummating any acquisition on favorable terms and we may not  able to profitably manage any target company that we may acquire. If we should require additional capital in order to consummate the acquisition of a target company, we may sell shares of our common or preferred stock or utilize varying forms of debt financing.

Financing Risk

As of March 31, 2011, we have issued unsecured demand notes in the amount of $39,515 to finance our operations, and on May 6, 2011 we issued an additional demand note payable in the amount of $1,000, to Mr. Nemelka. We do not have the wherewithal to repay these notes nor do we have the financial means to defend the collection of these notes by the note holders. These notes are held by our stockholders who, combined, own 95% of our issued and outstanding common stock. Mr. Nemelka, who is one of our two directors, is the holder of $31,015 of these notes at May 6, 2011. We believe that the note holders have sufficient interest in our Company that they will not make demand on us for the payment of these notes. Nevertheless, they have not provided us with any assurance that demand will not be made for the payment of the notes. We are not able to assess the consequences to our Company if demand was made and we do not have the cash available to make payment of our obligation.

Going Concern Risk

Our audited financial statements as of December 31, 2010 and our unaudited financial statements as of March 31, 2011, have been prepared assuming that our Company will continue as a going concern. We have incurred losses from operations since our inception and we require additional funds for us to comply with our reporting requirements and to seek a target company. Our need for additional future financing raises substantial doubt regarding our ability to continue as a going concern. Nevertheless, our financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our Company has been and will continue to be dependent on Mr. Nemelka, our sole officer, to obtain additional capital in the future. We also rely on Mr. Nemelka to serve in this capacity without compensation. We are assuming that these arrangements will continue. A change in these circumstances would have a material adverse effect on our ability to continue as a going concern.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2011 and through the filing date of this report, we did not engage in any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits

31.1

Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial Officer

32.1

Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Evetsco, Inc.

Date: May 12, 2011

By: /s/ Joseph Nemelka

Joseph Nemelka, President

(Principal Executive and Financial Officer)