Form 10-Q
period 2011-06-30
Evetsco, Inc.
filed 2011-08-15
CIK 1437172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Large Accelerate Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

2,300,000 shares of the issuer’s common stock, $.001 par value, were outstanding at August 10, 2011.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Balance Sheets, June 30, 2011 (unaudited) and December 31, 2010	3

Unaudited Statements of Operations, for the three and six month periods ended June 30, 2011 and 2010 and from the date of commencement of development stage activities (October 10, 2006) through June 30, 2011	4

Unaudited Statements of Cash Flows, for the six month periods ended June 30, 2011 and 2010 and from the date of commencement of development stage activities (October 10, 2006) through June 30, 2011	5

Notes to Unaudited Financial Statements, June 30, 2011	6-7

Evetsco, Inc.
(a development stage company)
Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets:
Current Assets:
Cash in bank	$1,716	$414
Total Current Assets	$1,716	$414

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$235	$2,636
Principal payable to related party	44,515	26,515
Interest payable to related party	1,458	545
Total Current Liabilities	46,208	29,696

Stockholders' Deficit:
Preferred stock, 10,000,000 shares $0.001 par value authorized, no shares issued and outstanding at June	-	-
Common stock, 200,000,000 shares $0.001 par value authorized, 2,300,000 shares issued and outstanding	2,300	2,300
Paid in capital	14,521	14,521
Retained deficit	(331)	(331)
Deficit accumulated during the development stage	(60,982)	(45,772)
Total Stockholders' Deficit	(44,492)	(29,282)
Total Liabilities and Stockholders' Deficit	$1,716	$414

The accompanying notes are an integral part of these financial statements.

Evetsco, Inc.
(a development stage company)
Unaudited Statements of Operations

					From the Date of
					Commencement
					of Development
					Stage Activities
	For the Three Months Ended		For the Six Months Ended		(October 10, 2006)
	June 30,		June 30,		through
	2011	2010	2011	2010	June 30, 2011

Revenue	$-	$-	$-	$-	$-

General and
Administrative Expenses:
Accounting	5,200	4,800	8,400	8,000	32,594
Director fees	1,200	1,200	2,400	1,600	6,400
Legal and related	713	4,863	1,606	6,075	14,060
Transfer agent fees	28	73	841	101	2,364
Other	512	432	1,049	1,064	4,358
Total General and
Administrative Expenses	7,653	11,368	14,296	16,840	59,776

Other Income (Expense):
Interest income	-	-	-	-	1,265
Interest expense	(517)	(125)	(914)	(192)	(2,471)
Total Other Income and (Expense)	(517)	(125)	(914)	(192)	(1,206)

Net Loss	$(8,170)	$(11,493)	$(15,210)	$(17,032)	$(60,982)

Net Loss per Basic and Fully
Diluted Share of Common Stock	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average
Number of Basic and Fully Diluted Shares of Common Stock Outstanding	2,300,000	2,300,000	2,300,000	2,300,000

The accompanying notes are an integral part of these financial statements.

Evetsco, Inc.
(a development stage company)
Unaudited Statements of Cash Flows

			From the Date of
			Commencement
			of Development
			Stage Activities
	For the Six Months Ended		(October 10, 2006)
	June 30,		through
	2011	2010	June 30, 2011

Operating Activities:
Net loss	$(15,210)	$(17,032)	$(60,982)
Adjustment to reconcile net loss to net cash position:
Interest forgiveness upon conversion of note payable	-	-	480
Changes in operating assets and liabilities:
Other receivables	-	2,175	-
Accounts payable	(2,401)	10,359	235
Interest payable to related party	913	192	1,973
Net Cash Used for Operating Activities	(16,698)	(4,306)	(58,294)

Financing Activities:
Contributed capital	-	-	10
Stock subscription received	-	-	11,000
Amounts returned to related parties	-	(303)	(303)
Amounts received from related parties	18,000	5,303	44,303
Proceeds from convertible note	-	-	5,000
Net Cash Provided by Financing Activities	18,000	5,000	60,010

Net Increase (Decrease) in Cash	1,302	694	1,716
Net Cash at Beginning of Period	414	1,317	-
Net Cash at End of Period	$1,716	$2,011	$1,716

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Interest payable converted to principal balance on related party loan	$-	$-	$515

The accompanying notes are an integral part of these financial statements.

Evetsco. Inc.
(a development stage company)
Notes to Financial Statements
June 30, 2011
(unaudited)

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Evetsco, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate and sufficient to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Form 10-K report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Going Concern – The Company’s financial statements have been prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since inception, the Company has not generated any revenue and has earned interest only incidental to a stock subscription note receivable. As of June 30, 2011, the Company’s financial position is not sufficient to fund its existing current liabilities to related parties and/or its planned business objective, without the receipt of additional equity or debt capital. The Company is dependent on its sole officer to provide sufficient capital (either through him or others) in the future as may be required. The Company also relies on its sole officer to serve in his capacity as an officer and director without compensation. It is assumed that these arrangements will continue, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes. The Company has a net operating loss carry forward at June 30, 2011 of approximately $61,000 that expires if unused through 2031. A deferred tax asset in the amount of $20,724 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $5,162 and $5,671 for the six months ended June 30, 2011 and December 31, 2010, respectively. The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at June 30, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Note 4: Related Party Transactions

The Company has received cash at various times from its sole officer, who is currently one of two directors of the Company, and who owns approximately 87% of the Company’s currently issued and outstanding common stock. These cash advances and $515 of interest were converted into several promissory demand notes payable. The principal amount of these notes was $33,015 and $23,515, at June 30, 2011 and December 31, 2010, respectively. Interest on the principal amount has accrued at the rate of 5% per annum. Interest payable was $1,219 and $504 at June 30, 2011 and December 31, 2010, respectively. No payments for interest have been made.

Since September 2010, the Company has issued several promissory notes to a 5% stockholder of the Company for cash received. These notes bear interest at 5% per annum and are due on demand. The principal amount of these notes was $11,500 and $3,000 at June 30, 2011 and December 31, 2010, respectively. Interest payable was $239 and $41 at June 30, 2011 and December 31, 2010, respectively. No payments for interest have been made.

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

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

For the three months ended June 30, 2011 and for the three months ended June 30, 2010, our total general and administrative expenses were $7,653 and $11,368, respectively, and represent a decrease of $3,715. This decrease came as a result of higher legal fees that were incurred in the 2010 quarter as a result of our filing a Form 10 with the Securities and Exchange Commission. We do not anticipate that in the future our costs of operations will decrease.

For the three months ended June 30, 2011 and for the three months ended June 30, 2010, our interest expense was $517 and $125, respectively, and represents an increase of $392 or 34%. Inasmuch as our operations are financed through borrowing, interest expense will increase each quarterly period and will continue to do so at least until we are able to acquire a target company. Interest expense is being accrued at a rate of 5% per annum on a principal balance of $44,515 at June 30, 2011.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

For the six months ended June 30, 2011 and for the six months ended June 30, 2010, our total general and administrative expenses were $14,296 and $16,840, respectively, and represent a decrease of $2,544 or 15%. This decrease, as with the results obtained for the three months ended June 30, 2011, resulted from a decrease in legal fees that were not present this year and were incurred last year to file our Form 10 report. We don’t expect to find future decreases in the cost of our operations.

For the six months ended June 30, 2011 and for the six months ended June 30, 2010, our interest expense was $914 and $192, respectively, and represents an increase of $722 or 376%. Inasmuch as our operations are financed through borrowing, interest expense will continue to increase at least until we are able to acquire a target company. Interest expense is being accrued at a rate of 5% per annum on a principal balance of $44,515 at June 30, 2011. There is no assurance that we will be able to obtain additional financing in the future at this interest rate or any interest rate.

Liquidity and Capital Resources

Sources of Liquidity

We have no business operations and we do not have any assets with which we could secure our future capital borrowing requirements. We have relied on Joseph Nemelka, our sole officer (one of our two directors), to procure such capital as is necessary in order for us to remain operational and search for a target company. We have issued unsecured demand promissory notes for the cash we have received. Utilizing this method of funding our operations requires that we rely completely on the ability and capability of Mr. Nemelka and no assurance has been given to us by him that our liquidity requirements can be met through his efforts. As of June 30, 2011, we have received a total of $32,500 from him and $11,500 from a 5% shareholder of the Company and have issued unsecured demand promissory notes to them bearing interest at 5% per annum. In addition, during July 2010, $515 of interest due to Mr. Nemelka was converted into a note payable bearing interest at 5% per annum.

We do not carry life insurance or other type of insurance on Mr. Nemelka. If for some reason he were to become incapacitated or unable to perform his duties, we may not have sufficient capital available to pay those we retain to provide accounting, legal and other services in order for us to seek a target company and meet our reporting requirements. If Mr. Nemelka were to no longer function in this capacity, our board of directors may not be able to locate someone to provide management for the Company and to provide means to finance our operations. Additionally, there is no assurance that our board of directors will find one or more other individuals to serve the Company under our present financial condition and in the business objective we desire to pursue. Furthermore, the demand notes payable that we have issued provides that upon the occurrence of any event of default, the holder of these notes may declare the unpaid principal amount of the note and interest thereon immediately due and payable. Events of default include default in repayment of the note, voluntary bankruptcy or reorganization of the Company, or resignation or replacement of the entire Board of Directors as constituted on the date the notes were issued.

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

Current Capital Resources/Requirements

At June 30, 2011, we had $1,716 in cash available and accounts payable due in the amount of $235. During the six months ended June 30, 2011, net cash used in operations exceeded $16,000. We anticipate that future costs of compliance with SEC reporting requirements will result in annual costs of approximately $25,000 for legal, accounting and related costs. We do not anticipate that our costs to comply with SEC reporting requirements to decrease in the future and such costs are more likely to increase as the complexities of compliance become greater.

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

Current market conditions have resulted in a tightening of capital available for those entities that we would consider as being potential target companies. Current market conditions have also decreased our ability to acquire a target company because the number of potential suitors of target companies has increased. Consequently, a longer waiting period may ensue before a target company is willing to consider our Company as a reorganization candidate or may preclude us from ever finding a target company. Under these conditions, we will constantly be under the necessity to locate sufficient capital to fund our operational needs and to do so for an indefinite period of time. We have limited sources of capital available to us and have in the past relied on Mr. Nemelka, our sole officer who owns 87% of our common stock, to provide such capital to us, either from him or others. During the six months ended June 30, 2011, we received funds from Mr. Nemelka and from a 5% stockholder of our Company. We do not believe that we will be able to receive capital from individuals or entities other than from our existing stockholders. We presently do not intend to issue shares of our common or preferred stock in order to obtain cash to fund our operations.

Our need for capital may change dramatically if we acquire a target company. We currently have no understandings, commitments or agreements with respect to the acquisition of a target company and we may not be able to identify a target company in the future. Further, we may not be successful in consummating any acquisition on favorable terms and we may not be able to profitably manage any target company that we may acquire. If we should require additional capital in order to consummate the acquisition of a target company, we may sell shares of our common or preferred stock or utilize varying forms of debt financing.

Financing Risk

As of June 30, 2011, we have issued unsecured demand notes in the amount of $44,515 to finance our operations. We do not have the wherewithal to repay these notes nor do we have the financial means to defend the collection of these notes by the note holders. These notes are held by our stockholders who, combined, own 95% of our issued and outstanding common stock. Mr. Nemelka, who is one of our two directors, is the holder of $33,015 of these notes. We believe that the note holders have sufficient interest in our Company that they will not make demand on us for the payment of these notes. Nevertheless, they have not provided us with any assurance that demand will not be made for the payment of the notes. We are not able to assess the consequences to our Company if demand was made and we do not have the cash available to make payment of our obligation.

Going Concern Risk

Our audited financial statements as of December 31, 2010 and our unaudited financial statements as of June 30, 2011, have been prepared assuming that our Company will continue as a going concern. We have incurred losses from operations since our inception and we require additional funds for us to comply with our reporting requirements and to seek a target company. Our need for additional future financing raises substantial doubt regarding our ability to continue as a going concern. Nevertheless, our financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our Company has been and will continue to be dependent on Mr. Nemelka, our sole officer, to obtain additional capital in the future. We also rely on Mr. Nemelka to serve in this capacity without compensation. We are assuming that these arrangements will continue. A change in these circumstances would have a material adverse effect on our ability to continue as a going concern.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2011 and through the filing date of this report, we did not engage in any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits

10.8	Promissory Note dated May 2, 2011, to Joseph Nemelka for $1,000
10.9	Promissory Note dated May 31, 2011, to Joseph Nemelka for $2,000
10.10	Promissory Note dated May 31, 2011, to GM/CM Family Partners LTD for $2,000
31.1	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Evetsco, Inc.

Date: August 12, 2011	By:	/s/ Joseph Nemelka
Joseph Nemelka, President
(Principal Executive and Financial Officer)