Form 10-Q
period 2011-09-30
Evetsco, Inc.
filed 2011-11-10
CIK 1437172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☒   No ☐

2,300,000 shares of the issuer’s common stock, $.001 par value, were outstanding at October 28, 2011.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Balance Sheets, September 30, 2011 (unaudited) and December 31, 2010	3

Unaudited Statements of Operations, for the three and nine month periods ended September 30, 2011 and 2010 and from the date of commencement of development stage activities (October 10, 2006) through September 30, 2011	4

Unaudited Statements of Cash Flows, for the nine month periods ended September 30, 2011 and 2010 and from the date of commencement of development stage activities (October 10, 2006) through September 30, 2011	5

Notes to Financial Statements, September 30, 2011 (unaudited)	6-7

Evetsco, Inc.
(a development stage company)
Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets:
Current Assets:
Cash in bank	$1,137	$414
Total Current Assets	$1,137	$414

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$758	$2,636
Principal payable to related party	48,515	26,515
Interest payable to related party	2,028	545
Total Current Liabilities	51,301	29,696

Stockholders' Deficit:
Preferred stock, 10,000,000 shares $0.001 par value authorized, no shares issued and outstanding	-	-
Common stock, 200,000,000 shares $0.001 par value authorized, 2,300,000 shares issued and outstanding	2,300	2,300
Paid-in capital	14,521	14,521
Retained deficit	(331)	(331)
Deficit accumulated during the development stage	(66,654)	(45,772)
Total Stockholders' Deficit	(50,164)	(29,282)
Total Liabilities and Stockholders' Deficit	$1,137	$414

The accompanying notes are an integral part of these financial statements.

Evetsco, Inc.
(a development stage company)
Unaudited Statements of Operations

					From the Date of
					Commencement
					of Development
					Stage Activities
	For the Three Months Ended		For the Nine Months Ended		(October 10, 2006)
	September 30,		September 30,		through
	2011	2010	2011	2010	September 30, 2011

Revenue	$-	$-	$-	$-	$-

General and administrative expenses:
Accounting	2,000	1,600	10,400	9,600	34,594
Director fees	1,200	1,200	3,600	2,800	7,600
Legal and related	519	2,240	2,125	8,315	14,579
Filings and registrations	1,381	599	2,426	1,660	5,178
Other	3	34	848	137	2,928
Total General and Administrative expenses	5,103	5,673	19,399	22,512	64,879

Other Income and (Expense):
Interest income	-	-	-	-	1,265
Interest expense	(569)	(252)	(1,483)	(444)	(3,040)
Total Other Income and (Expense)	(569)	(252)	(1,483)	(444)	(1,775)

Net Loss	$(5,672)	$(5,925)	$(20,882)	$(22,956)	$(66,654)

Net loss per share of common stock	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	2,300,000	2,300,000	2,300,000	2,300,000

The accompanying notes are an integral part of these financial statements.

Evetsco, Inc.
(a development stage company)
Unaudited Statements of Cash Flows

			From the Date of
			Commencement
			of Development
			Stage Activities
	For the Nine Months Ended		(October 10, 2006)
	September 30,		through
	2011	2010	September 30, 2011

Operating Activities:
Net Loss	$(20,882)	$(22,956)	$(66,654)
Adjustment to reconcile net loss to net cash position:
Interest forgiveness upon conversion of note payable	-	-	480
Changes in operating assets and Liabilities:
Other receivables	-	2,175	-
Accounts payable	(1,878)	-	758
Interest payable to related party	1,483	444	2,543
Net Cash Used for Operating Activities	(21,277)	(20,337)	(62,873)

Financing Activities:
Contributed capital	-	-	10
Stock subscription received	-	-	11,000
Amounts returned to related parties	-	(303)	(303)
Amounts received from related parties	22,000	21,303	48,303
Proceeds from convertible note	-	-	5,000
Net Cash Provided by Financing Activities	22,000	21,000	64,010

Net Increase (Decrease) in Cash	723	663	1,137
Net Cash at Beginning of Period	414	1,317	-
Net Cash at End of Period	$1,137	$1,980	$1,137

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Interest payable converted to principal on related party loan	$-	$515	$515

The accompanying notes are an integral part of these financial statements.

Evetsco. Inc.
(a development stage company)
Notes to Financial Statements
September 30, 2011
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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Note 2: Summary of Significant Accounting Policies

Organization – On January 15, 2008, the Company was incorporated under the laws of the State of Delaware. Originally incorporated as Oahu Enterprises, Inc. under the laws of the State of Colorado on November 27, 1996, the Company became a Delaware corporation pursuant to an Agreement and Plan of Merger dated February 8, 2008. By consent of a majority of the Company’s stockholders, a one for five (1:5) reverse split of the issued and outstanding common stock was effected on March 19, 2010. The accompanying financial statements reflect the aforementioned change for all periods presented. Dollar amounts used and shares issued to effect this change were cancelled upon completion of the transaction with no effect on the capitalization of the Company and the authorized shares of the Company were not reduced.

Business Purpose – The Company’s business objective is to acquire an operating business.

Going Concern – The Company’s financial statements have been prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since inception, the Company has not generated any revenue and has earned interest only incidental to a stock subscription note receivable. The Company’s financial position is such that the receipt of additional equity or debt capital will be necessary in the future in order for the Company to continue as a going concern. The Company is dependent on its sole officer to provide sufficient capital (either through him or others) in the future as may be required. The Company also relies on its sole officer to serve in his capacity as an officer and director without compensation. It is assumed that these arrangements will continue, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes. The Company has a net operating loss carry forward at September 30, 2011 of approximately $67,000 that expires if unused through 2031. A deferred tax asset in the amount of $22,662 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $7,022 and $8,030 for the nine months ended September 30, 2011 and 2010, respectively. The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at September 30, 2011 and December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Note 4: Related Party Transactions

The Company has received cash at various times from its sole officer, who is currently one of two directors of the Company, and who owns approximately 87% of the Company’s currently issued and outstanding common stock. These cash advances and $515 of interest were converted into several promissory demand notes payable. The principal amount of these notes was $35,015 and $23,515, at September 30, 2011 and December 31, 2010, respectively. Interest on the principal amount has accrued at the rate of 5% per annum. Interest payable was $1,639 and $504 at September 30, 2011 and December 31, 2010, respectively. No payments for interest have been made.

Since September 2010, the Company has issued several promissory notes to a 5% stockholder of the Company for cash received. These notes bear interest at 5% per annum and are due on demand. The principal amount of these notes was $13,500 and $3,000 at September 30, 2011 and December 31, 2010, respectively. Interest payable was $389 and $41 at September 30, 2011 and December 31, 2010, respectively. No payments for interest have been made.

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

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our search for an operating company (“target company”), possible or assumed future operations, business strategies, need for financing, competitive position, ability to retain and recruit personnel, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

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

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

For the three months ended September 30, 2011 and for the three months ended September 30, 2010, our total general and administrative expenses were $5,103 and $5,673, respectively, and represent a decrease of $570. This decrease came as a result of higher legal fees that were incurred in the 2010 quarter as a result of our filing a Form 10 with the Securities and Exchange Commission. We do not anticipate that in the future our costs of operations will decrease.

For the three months ended September 30, 2011 and for the three months ended September 30, 2010, our interest expense was $569 and $252, respectively, and represents an increase of $317 or 126%. Inasmuch as our operations are financed through borrowing, interest expense will increase each quarterly period and will continue to do so at least until we are able to acquire a target company. Interest expense is being accrued at a rate of 5% per annum on a principal balance of $48,515 at September 30, 2011.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

For the nine months ended September 30, 2011 and for the nine months ended September 30, 2010, our total general and administrative expenses were $19,399 and $22,512, respectively, and represent a decrease of $3,113 or 14%. This decrease, as with the results obtained for the three months ended September 30, 2011, resulted primarily from a decrease in legal fees that were not present this year and were incurred last year to file our Form 10 report. We don’t expect to find future decreases in the cost of our operations.

For the nine months ended September 30, 2011 and for the nine months ended September 30, 2010, our interest expense was $1,483 and $444, respectively, and represents an increase of $1,039 or 234%. Inasmuch as our operations are financed through borrowing, interest expense will continue to increase at least until we are able to acquire a target company. Interest expense is being accrued at a rate of 5% per annum on a principal balance of $48,515 at September 30, 2011. There is no assurance that we will be able to obtain additional financing in the future at this interest rate or any interest rate.

Liquidity and Capital Resources

Sources of Liquidity

We have no business operations and we do not have any assets with which we could secure our future capital borrowing requirements. We have relied on Joseph Nemelka, our sole officer (one of our two directors), to procure such capital as is necessary in order for us to remain operational and search for a target company. We have issued unsecured demand promissory notes for the cash we have received. Utilizing this method of funding our operations requires that we rely completely on the ability and capability of Mr. Nemelka and no assurance has been given to us by him that our liquidity requirements can be met through his efforts. As of September 30, 2011, we have received a total of $35,015 from him and $13,500 from a 5% shareholder of the Company and have issued unsecured demand promissory notes to them bearing interest at 5% per annum. Included in the above sum is $515 of interest due to Mr. Nemelka that was converted into a note payable during July 2010, bearing interest at 5% per annum.

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

Current Capital Resources/Requirements

At September 30, 2011, we had $1,137 in cash available and accounts payable due in the amount of $758. During the nine months ended September 30, 2011, net cash used in operations exceeded $21,000. We anticipate that future costs of compliance with SEC reporting requirements will result in annual costs of approximately $25,000 for legal, accounting and related costs. We do not anticipate that our costs to comply with SEC reporting requirements to decrease in the future and such costs are more likely to increase as the complexities of compliance become greater.

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

Current market conditions have resulted in a tightening of capital available for those entities that we would consider as being potential target companies. Current market conditions have also decreased our ability to acquire a target company because the number of potential suitors of target companies has increased. Consequently, a longer waiting period may ensue before a target company is willing to consider our Company as a reorganization candidate or may preclude us from ever finding a target company. Under these conditions, we will constantly be under the necessity to locate sufficient capital to fund our operational needs and to do so for an indefinite period of time. We have limited sources of capital available to us and have in the past relied on Mr. Nemelka, our sole officer who owns 87% of our common stock, to provide such capital to us, either from him or others. During the nine months ended September 30, 2011 and during the year ended December 31, 2010, we received funds from Mr. Nemelka and from a 5% stockholder of our Company. We do not believe that we will be able to receive capital from individuals or entities other than from our existing stockholders. We presently do not intend to issue shares of our common or preferred stock in order to obtain cash to fund our operations.

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

Financing Risk

As of September 30, 2011, we have issued unsecured demand notes in the amount of $48,515 to finance our operations. We do not have the wherewithal to repay these notes nor do we have the financial means to defend the collection of these notes by the note holders. These notes are held by our stockholders who, combined, own 95% of our issued and outstanding common stock. Mr. Nemelka, who is one of our two directors, is the holder of $35,015 of these notes. We believe that the note holders have sufficient interest in our Company that they will not make demand on us for the payment of these notes. Nevertheless, they have not provided us with any assurance that demand will not be made for the payment of the notes. We are not able to assess the consequences to our Company if demand was made and we do not have the cash available to make payment of our obligation.

Going Concern Risk

Our audited financial statements as of December 31, 2010 and our unaudited financial statements as of September 30, 2011, have been prepared assuming that our Company will continue as a going concern. We have incurred losses from operations since our inception and we require additional funds for us to comply with our reporting requirements and to seek a target company. Our need for additional future financing raises substantial doubt regarding our ability to continue as a going concern. Nevertheless, our financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our Company has been and will continue to be dependent on Mr. Nemelka, our sole officer, to obtain additional capital in the future. We also rely on Mr. Nemelka to serve in this capacity without compensation. We are assuming that these arrangements will continue. A change in these circumstances would have a material adverse effect on our ability to continue as a going concern.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2011 and through the filing date of this report, we did not engage in any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our President, who is also our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Evetsco, Inc.

Date: November 4, 2011	By:	/s/ Joseph Nemelka
Joseph Nemelka, President
(Principal Executive and Financial Officer)